Form 10QSB
period 2001-08-31
DR OWL ONLINE INC
filed 2001-10-15
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2001

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                              DR. OWL ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-65768

                 Texas                                   76-0672297
                 -----                                   ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   777 Post Oak Blvd., Suite 320, Houston, Texas                  77056
   ---------------------------------------------                  -----
(Address of Principal Executive Office)                         (Zip Code)

                                 (713) 552-9777
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No  [   ]

As of August 31, 2001, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of August 31, 2001


     ASSETS

Cash                                                                $ 19,181
                                                                    =========


     STOCKHOLDERS'  EQUITY

Preferred stock, $.001 par, 20,000,000 shares
      authorized,  none  outstanding
Common stock, $.0001 par, 100,000,000 shares
     authorized, 22,057,000  shares issued
and  outstanding                                                       2,206
Additional  paid  in  capital                                         63,994
Deficit accumulated during the development stage                     (47,019)
                                                                    ---------
     Total  Stockholders'  Equity                                   $ 19,181
                                                                    =========

                              DR OWL ONLINE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
            For the Three Months Ended August 31, 2001 and 2000 and
                    the Period from March 1, 2000 (Inception)
                            Through August 31, 2001



                                               3 Months  3 Months  Inception
                                                Ended      Ended    Through
                                               Aug. 31,   Aug. 31,  Aug. 31,
                                                 2001       2000      2001
                                            ------------  --------  ---------

Administrative expenses
     -   paid in cash                       $    18,912   $ 3,800     26,307
     -   paid in stock                                                20,000
Interest income                                              (194)      (504)
Interest expense                                              300      1,216
                                            ------------  --------  ---------
Net loss                                    $   (18,912)  $(3,906)  $(47,019)
                                            ============  ========  =========


Net loss per common share                   $    (0.001)    n/a
Weighted average common shares outstanding   22,053,167     n/a

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Three Months Ended August 31, 2001 and 2000 and
                    the Period from March 1, 2000 (Inception)
                             Through August 31, 2001




                                            3 Months   3 Months    Inception
                                              Ended      Ended      Through
                                             Aug. 31,   Aug. 31,    Aug. 31,
                                              2001        2000        2001
                                           ----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (deficit) accumulated during the
  development stage                        $ (18,912)  $   (3,906)  $(47,019)
Adjustments to reconcile net (deficit)
  to cash used by operating activities:
   Stock issued for services                                          20,000

   Accrued interest                                           300      1,216
                                           ----------  -----------  ---------
NET CASH USED BY OPERATING ACTIVITIES        (18,912)      (3,606)   (25,803)
                                           ----------  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                               15,000
  Payments on note payable to founder                                 (8,516)
  Sale of stock                               18,750                  38,500
                                           ----------               ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES      18,750                  44,984
                                           ----------               ---------

NET INCREASE IN CASH                            (162)      (3,606)    19,181
     Cash balance, beginning                  19,343       15,152
                                           ----------  -----------  ---------
     Cash balance, ending                  $  19,181   $   11,546   $ 19,181
                                           ==========  ===========  =========
Supplemental Disclosures
Interest paid                              $       0   $        0   $      0

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Dr. Owl Online, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 1, 2000 (Inception) through May 31, 2001, as reported in the SB-2, have been omitted.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     Some of the statements contained in this Form 10-QSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     - our ability to raise sufficient capital to meet operating requirements;

     - the success or failure of management's efforts to implement their business strategy;

     -    our ability to compete with established companies;

     - our ability to attract members, and to retain an active membership who use our services on a regular basis;

     - the amount and timing of operating costs and capital expenditures relating to maintaining and expanding our business, operations and infrastructure;

     - our ability to upgrade and develop our web site and infrastructure to accommodate growth; and

     - general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of August 31, 2001, we had not generated any revenues. Our fiscal year is May 31.

     We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

     From inception through August 31, 2001, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($47,019) from inception through August 31, 2001.

     Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund projected working capital and web site development and marketing needs. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable, or that profits from the sale of our services in the future will be sufficient to fund our working capital, web site development, and marketing expenditure requirements

PLAN  OF  OPERATION

     Our initial administrative expenses were approximately $46,307 from inception through August 31, 2001. These initial expenditures were funded by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

     We do not currently generate any revenues and we can provide no assurance that we will be able to generate revenues in the future.

     We believe we will need a minimum of approximately $1,000,000 to develop our web site, fund sales and marketing expenses, and fund general working capital expenses. We have estimated that it will cost approximately $500,000 to develop our web site and to produce several Internet talking picture books.

     We had cash reserves of $19,200 as of August 31, 2001. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations because we have limited working capital. We have limited our current operations to limited web site development and maintenance, and raising additional capital.

     Our current monthly working capital expenditures are approximately $1,250. We plan to continue such limited operations for the next twelve months unless we are able to raise additional capital earlier. We are able to work on a limited budget because we have only one employee and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through November 2002.

     We intend to seek additional capital immediately so we may increase our operations and execute our business plan as intended. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     If we are unable to raise additional funds before December 2002, we may have to sell assets or cease operations. Although we have no commitments for capital, we may raise additional funds through:

     - public offerings of equity, securities convertible into equity or debt,
     -    private offerings of securities or debt, or
     -    other sources.

     Our investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, we may not be able to raise additional funds on favorable terms, if at all.

                                     PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


          EXHIBIT  NO.              IDENTIFICATION  OF  EXHIBIT

          3.1(1)               Articles  of  Incorporation

          3.2(1)               By-Laws  of  Dr.  Owl  Online,  Inc.

          4.1(1)               Form  of  specimen  of  common  stock

          10.1(1)              2001  Employee  Stock  Option  Plan

          (1) Filed previously on registration statement Form SB-2 SEC File No. 333-65768

     (b)  Reports  on  Form  8-K.

               None.

                                   SIGNATURES
                                   ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                    Dr.  Owl  Online,  Inc.


Date:  October 15, 2001             //s//  ANTHONY  HUANG
                                    --------------------------------------------
                                    Anthony  Huang
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer