Form 10QSB
period 2001-11-30
DR OWL ONLINE INC
filed 2002-01-11
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                              DR. OWL ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                         Commission file number: 0-65768

              Texas                                     76-0672297
              -----                                     ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or  Organization)

777 Post Oak Blvd., Suite 320, Houston, Texas                    77056
---------------------------------------------                   --------
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

Yes [X]    No [ ]

As of November 30, 2001, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS


                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of November 30, 2001


     ASSETS

Cash                                                                   $ 13,447
                                                                       =========

     STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 20,000,000 shares
     authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
     authorized, 22,057,000 shares issued
     and outstanding                                                   $  2,206

Additional paid in capital                                               63,994
Deficit accumulated during the development stage                        (52,753)
                                                                       ---------

          Total Stockholders' Equity                                   $ 13,447
                                                                       =========

                              DR OWL ONLINE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
    For the Three Months and Six Months Ended November 30, 2001 and 2000 and
                    the Period from March 1, 2000 (Inception)
                            Through November 30, 2001

                             3 Months      6 Months      3 Months    6 Months   Inception
                               Ended         Ended        Ended       Ended      Through
                              Nov. 30,      Nov. 3,      Nov. 30,    Nov. 30,    Nov. 30,
                               2001          2001         2000        2000        2001
                           ------------  ------------  ----------  -----------  ---------

Administrative expenses
     -  paid in cash       $     5,734   $    24,646   $   3,120   $    6,920   $ 32,041
     -  paid in stock                                                             20,000
Interest income                                           (  140)     (  334)    (   504)
Interest expense                                             300         600       1,216
                           ------------  ------------  ----------  -----------  ---------

Net loss                   $    (5,734)  $   (24,646)  $  (3,280)  $   (7,186)  $(52,753)
                           ============  ============  ==========  ===========  =========

Net loss per common share  $     (0.00)  $     (0.00)       n/a          n/a

Weighted average common
  shares outstanding        22,057,000    22,055,083        n/a          n/a

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Months Ended November 30, 2001 and 2000 and
                    the Period from March 1, 2000 (Inception)
                            Through November 30, 2001

                                           6 Months    6 Months   Inception
                                             Ended       Ended     Through
                                            Nov. 30,    Nov. 30,   Nov. 30,
                                             2001        2000        2001
                                          ----------  -----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
  development stage                       $ (24,646)  $   (7,186)  $(52,753)

Adjustments to reconcile net deficit
  to cash used by operating activities:
   Stock issued for services                                         20,000
   Accrued interest                                          600      1,216
                                          ----------  -----------  ---------

NET CASH USED BY OPERATING ACTIVITIES       (24,646)      (6,586)   (31,537)
                                          ----------  -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                              15,000
  Payments on note payable to founder                               ( 8,516)

  Sale of stock                              18,750                  38,500
                                          ----------               ---------

NET CASH FLOWS FROM FINANCING ACTIVITIES     18,750                  44,984
                                          ----------               ---------

NET INCREASE IN CASH                        ( 5,896)      (6,586)    13,447
     Cash balance, beginning                 19,343       15,152
                                          ----------  -----------  ---------

     Cash balance, ending                 $  13,447   $    8,566   $ 13,447
                                          ==========  ===========  =========

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Dr. Owl Online, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Registration Statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the period from March 1, 2000 (Inception) through May 31, 2001, as reported in the SB-2, have been omitted.

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

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of November 30, 2001, we had not generated any revenues. Our fiscal year is May 31.

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

     From inception through November 30, 2001, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($52,753) from inception through November 30, 2001.

     Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital, web site development and marketing needs. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable, or that profits from the sale of our services in the future will be sufficient to fund our working capital, web site development, and marketing expenditure requirements.

PLAN OF OPERATION

     Our initial administrative expenses were approximately $52,041 from inception through November 30, 2001. These initial expenditures were funded by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

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

     We had cash reserves of $13,447 as of November 30, 2001, and approximately $13,420 as of December 31, 2001. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations because we have limited working capital. We have limited our current operations to limited web site development and maintenance, and raising additional capital.

     Our current monthly working capital expenditures are approximately $1,000. We plan to continue such limited operations for the next twelve months unless we are able to raise additional capital earlier. We are able to work on a limited budget because we have only one employee and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through December 2002.

     We intend to seek additional capital immediately so we may increase our operations and execute our business plan as intended. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized.

     If we are unable to raise additional funds before January 2003, we may have to sell assets or cease operations. Although we have no current commitments for capital, we may raise additional funds through:

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


                                    Dr. Owl Online, Inc.


Date: January 9, 2002               //s//  Anthony Huang
                                    --------------------------------------------
                                    Anthony Huang
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer