Form 10QSB
period 2002-02-28
DR OWL ONLINE INC
filed 2002-04-15
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 2002

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

Yes [X]  No [ ]

As of February 28, 2002, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of February 28, 2002


       ASSETS
Cash                                              $ 11,639
                                                  =========


       STOCKHOLDERS' EQUITY

Preferred stock, $.001 par, 20,000,000 shares
    authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
    authorized, 22,057,000 shares issued
    and outstanding                               $  2,206
Additional paid in capital                          63,994
Deficit accumulated during the development stage   (54,561)
                                                  ---------
       Total Stockholders' Equity                 $ 11,639
                                                  =========

                              DR OWL ONLINE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
    For the Three Months and Nine Months Ended February 28, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                            Through February 28, 2002


                             3 Months      9 Months     3 Months     9 Months     Inception
                              Ended         Ended         Ended        Ended       Through
                             Feb. 28,      Feb. 28,     Feb. 28,     Feb. 28,     Feb. 28,
                               2002          2002         2001         2001         2002
                           ------------  ------------  -----------  -----------  -----------
Administrative expenses
   - paid in cash          $     1,808   $    26,454                $   26,920   $   33,849
   - paid in stock                                     $   20,000                    20,000
Interest income                                               (18)        (352)        (504)
Interest expense                                              186          786        1,216
                           ------------  ------------  -----------  -----------  -----------
Net loss                   $    (1,808)  $   (26,454)  $  (20,168)  $  (27,354)  $  (54,561)
                           ============  ============  ===========  ===========  ===========
Net loss per common share  $     (0.00)  $     (0.00)  $    (0.00)  $    (0.01)
Weighted average common
   shares outstanding       22,057,000    22,055,722    6,666,667    2,222,222

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Nine Months Ended February 28, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                            Through February 28, 2002


                                           9 Months    9 Months    Inception
                                            Ended       Ended       Through
                                           Feb. 28,    Feb. 28,    Feb. 28,
                                             2002        2001        2002
                                          ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
  development stage                       $ (26,454)  $ (27,354)  $  (54,561)

Adjustments to reconcile net deficit
  to cash used by operating activities:
   Stock issued for services                             20,000       20,000
   Accrued interest                                         786        1,216
                                          ----------  ----------  -----------
NET CASH USED BY OPERATING ACTIVITIES       (26,454)    ( 6,568)     (33,345)
                                          ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                               15,000
  Payments on note payable to founder                   ( 8,516)     ( 8,516)

  Sale of stock                              18,750                   38,500

                                          ----------  ----------  -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES     18,750     ( 8,516)      44,984
                                          ----------  ----------  -----------

NET INCREASE IN CASH                        ( 7,704)    (15,084)      11,639
    Cash balance, beginning                  19,343      15,152
                                          ----------  ----------  -----------
    Cash balance, ending                  $  11,639   $      68   $   11,639
                                          ==========  ==========  ===========

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

     -    our  ability  to  develop  our  web  site  and  infrastructure;  and

     - general economic conditions and economic conditions specific to the Internet and electronic commerce industries.

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of February 28, 2002, we had not generated any revenues and we have not raised any capital since our April 2001 offering. Our fiscal year is May 31.

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

     From inception through February 28, 2002, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($54,561) from inception through February 28, 2002.

     Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital, web site development and marketing needs. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.

PLAN OF OPERATION

     Our initial administrative expenses were approximately $53,849 from inception through February 28, 2002, which was paid in cash and stock. These initial expenditures were funded by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

     We do not currently generate any revenues and we can provide no assurance that we will be able to generate revenues in the future.

     We believe we will need a minimum of approximately $1,000,000 to develop our web site, fund sales and marketing expenses, and fund general working capital expenses. Of that $1,000,000, we believe that $500,000 would be required to develop our web site and produce several Internet talking picture books. We have not made any recent developments to our website and do not currently have any talking picture books in development. We do not intend to begin additional development until we are able to raise additional capital.

     We had cash reserves of $11,639 as of February 28, 2002, and approximately $11,000 as of March 31, 2002. We will require significant working capital in order to develop our business plan as intended. Since July 2001, we have reduced our operations and are working on a limited budget. We have limited our current operations to limited web site maintenance and raising additional capital.

     Our current monthly working capital expenditures are approximately $750. We plan to continue such limited operations for the next twelve months unless we are able to raise additional capital earlier. We are able to work on a limited budget because we have only one employee and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through May 2003.

     We are currently seeking additional capital so we may increase our operations and execute our business plan as intended. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized. If we are unable to raise additional funds before May 2003, we may have to sell assets or cease operations. Although we have no current commitments for capital, we may raise additional funds through:

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


                                       Dr. Owl Online, Inc.


Date: April 15, 2002                   //s//  ANTHONY HUANG
                                       --------------------------------------
                                       Anthony Huang
                                       Chief Executive Officer, Director, and
                                       Chief Accounting and Financial Officer