Form 10KSB
period 2002-05-31
DR OWL ONLINE INC
filed 2002-08-20
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

--------------------------------------------------------------------------------

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                     For the fiscal year ended May 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                              DR. OWL ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                        Commission file number:   0-65768


                Texas                                    76-0672297
                -----                                    ----------
      (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)              Identification  No.)



  777 Post Oak Blvd., Suite 320, Houston, Texas             77056
  ---------------------------------------------             -----
    (Address of Principal Executive Office)               (Zip Code)


                                 (713) 552-9777
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act: None


Securities registered pursuant to Section 12(g) of the Exchange Act:  Common
                                                                      Stock


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.    Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had no revenues for the 12 months ended May 31, 2002.

The voting stock of the registrant is not currently traded on any exchange or the OTC Electronic Bulletin Board. As of August 16, 2002, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

     This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward- looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.

ITEM  1.  DESCRIPTION  OF  BUSINESS

     We are an Internet start-up company that has begun the development and design of an Internet web site whose objective is to promote early childhood educational development. We intend to complete this objective by creating an advanced interactive learning environment which enables kids, parents, and children's books authors and publishers to use the Internet to share information, purchase or sell software or books, participate in interactive workshops, and achieve readership and publisher exposure. Our web site is
currently under development and is located at www.DrOwl.com.   Through our web
                                              -------------
site, we intend to develop an Internet community that targets consumers, publishers, services providers and advertisers of educational-related content, products, and services.

     We intend to focus initially on the educational software industry. We believe the educational software industry is large, growing, relatively fragmented and extremely competitive. Though fragmented and highly competitive, we believe Knowledge Adventures, Inc., The Learning Company, and Disney have emerged as the industry leaders.

     We believe that characteristics of traditional educational software industry have created inefficiencies for all participants. For example, educational software, such as IBM Crayola's Phonics Games is distributed only through major retail stores such as CompuUSA, and in limited number of cities. Web-based distribution of phonics learning workshops through our web site is advantageous for both the consumer and the educational software maker. Through our web site, we intend to allow a consumer to be able to purchase the same educational software without visiting the store. Furthermore, we intend our web site to enable parents and buyers of the software to tryout the software before purchasing it for immediate download. In today's competitive market, we believe major retailers have strict policies regarding returning opened software packages including children's educational software. If a consumer purchased educational software from a retail store and finds the software unfit for use by their children, they are usually unable to return the product to obtain a refund. At our web site, we intend to allow kids to use a variety of demonstration software titles before making a commitment to buy it online. In addition, by doing business only over the Internet we believe we can save money over physical store-based educational software distributor/retailers which must make significant investments in inventory, real estate and personnel for each retail location.

          From March 2000 through January 2001, Mr. Huang operated Dr. Owl Online as a sole proprietorship. During that time period, Mr. Huang worked to develop a business plan, web site, and a beta-copy of an interactive software book, and attempted to raise investment capital. While Mr. Huang developed a preliminary business plan, web site and one interactive software book, he was not able to raise any capital. In February 2001, Mr. Huang incorporated Dr. Owl Online to reorganize his efforts and attempt to raise capital through Dr. Owl Online.

OUR WEB SITE

     Although we have begun the development and design of our web site, it will require significant capital to establish a fully operational web site that can serve and support a large number of visitors daily. We cannot estimate when the web site will be fully operational because we do not currently have the working capital necessary to fund such development.

     Our website is not currently prepared to handle e-commerce and we do not currently sell any products on our web site. We estimate that it will cost approximately $500,000 to complete our web site, including design and development costs and full time and contract developers and managers. Those costs are as follows:

            -    Planning  and  analysis                  $80,000
            -    Design  of  infrastructure               $10,000
            -    Design  of  application  offerings       $50,000
            -    Development  of  applications            $300,000
            -    Server  and  co-location  contracts      $30,000
            -    Full  deployment  of  website            $30,000

     We have provided on our web site a beta-copy of an Internet talking picture book in several different languages, which visitors to our web site can access. We believe that these talking picture books will allow new book titles and major licensable brands to promote interactive reading of books, language learning and phonics development directly over the Internet.

     We intend to help children's book publishers and writers generate immediate customer purchases and extend customer reach opportunities. We have not contacted any book publishers or authors at this time.

OUR BUSINESS STRATEGY

     We anticipate that many traditional shoppers will migrate to electronic shopping and that the electronic dissemination of content will increase. We believe that the anticipated migration from traditional shopping to electronic shopping, and the anticipated increase in the electronic dissemination of content, will present a business opportunity in the delivery of educational-related content, products, services and advertising. Our principal strategy to capitalize on this prospective opportunity is to:

     - Create an Appealing Web Site Containing Only Educational-Related Content, Products, Services and Advertising. We intend to further design our web site to appeal to consumers of educational-related products and services and to publishers, services providers and advertisers of those products and services. We believe this will create a scalable business platform from which we believe we can generate multiple revenue streams.

     - Focus Our Marketing Efforts on a Highly Targeted Demographic Group with Common Interests and Needs. We intend to market our web site to the parents that have children up to age ten. We believe that if we are able to successfully market our web site to our targeted demographic, we will be able to attract publishers, services providers and advertisers to offer products and services on our web site.

     - Build Strong Brand Recognition. Our strategy is to develop, promote, advertise and increase the brand recognition and visibility of our web site. We intend to do this through providing high quality products, services and content, and through a variety of marketing and promotional campaigns, including advertising on other web sites and traditional media outlets, conducting an ongoing public relations campaign and developing business alliances and partnerships.

     - Create Appealing Content and Offer Quality Products. We intend to offer interactive, exciting, relevant, informative and entertaining content. We believe such informative and compelling content will attract consumers to our web site helping us to build a strong membership and attract advertisers. We also intend to list items for sale including children's software, movies, DVDs, books, children's clothing, and Internet talking picture books. We do not currently list any items for sale.

     - Maintain Technology Focus and Expertise. We intend to develop, acquire and implement technology-driven enhancements to our web site to provide a state-of-the-art interactive platform necessary to enhance our product and service offering, leverage the unique characteristics of electronic content delivery, and make user interfaces as intuitive and engaging.

     - Enhance and Expand Content. To make our web site appealing to parents, kids, consumers, publishers, services providers and advertisers, we believe we must constantly develop and expand the quality and variety of the content on and the products available on our web site. We expect to develop additional content with sponsors and media partners in order to maintain low development costs while creating high utility for users. We currently do not have any sponsors or media partners.

     - Create Active Membership. Though all Internet users will be able to visit our web site, we intend to restrict some features to our members. We believe that the development and growth of our membership is important. We intend to develop and grow our membership base and increase member usage through member promotions, interactive services, and community building. We currently have no members.

     - Develop Sponsor and Advertising Revenues. We believe the development of relationships with sponsors and advertisers is critical to our success. We intend to develop sponsorship advertising relationships with leading brand marketers that go beyond traditional banner advertising to support broad marketing objectives, including brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content. We plan to seek sponsorship arrangements, which have longer-term contracts and higher dollar values than typical banner advertising arrangements, and are independent from page views as the sole measurement basis. However, we do intend to seek banner advertising. Finally, we believe our customer demographic and anticipated site traffic will create a meaningful opportunity for the sale of links to other sites to be featured on our web site.

     - Create a National Infrastructure Through Strong Local Sites. If our initial web site is able to generate positive cash flow, we intend to create additional local and regional Dr. Owl web sites, each targeted at a particular geographical area. We believe the model for our initial web site will be easy to duplicate. We believe that our proposed network of locally or regionally oriented web sites will reach a broader group of advertisers and will take advantage of economies of scale much greater than a single web site that is focused solely on either a national or local level. Presently, we anticipate selecting one city in each state in the United States as an initial targeted geographical area for that state.

     - Attract and Retain Exceptional Employees. We currently have only one employee, Anthony Huang, our president and chief executive officer. We believe that versatile and experienced employees provide significant advantages in the rapidly evolving market in which it will compete. We are committed to building a talented employee base and to attracting an experienced management team.


REVENUES

     We have not generated any revenues from any sources. We intend to generate revenues from various sources including membership fees, sponsorship fees, banner advertising, non-sponsorship advertising fees, and professional referrals.

     Sponsor revenues. Currently, we do not plan on selling the products to be offered on our web site. Instead, we will seek to procure a sponsor for each category of educational-related products, such as children's clothing, books, software, and other products. We expect to derive revenues from the sale of sponsorships to sponsors and merchants who seek a cost-effective means to reach online consumers of educational-related products and services. We expect our sponsorship arrangements to differ from traditional banner advertising in that they will be designed to achieve broad marketing objectives such as brand promotion, awareness, product introductions, online research and the integration of advertising with editorial content.

     We intend to allow sponsors to talk one-on-one with members by using our message boards, chats, polls and special events, in order to gain insights into their customers. In addition, we intend to allow sponsors to be able to develop editorial and marketing content to support their marketing initiatives. To the extent requested, we will assist in the development of this content. The sponsor will generally be expected to pay Dr. Owl Online a designated fee for being selected as a sponsor. The fees may take the form of fixed fees or a percentage of sales to Dr. Owl Online users. To foster the sale of sponsorships, we intend to aggressively pursue our position as a preeminent educational Internet brand to the advertising community.

     Banner advertising. We expect to derive a portion of our revenues from banner advertisements that will be prominently displayed at the top of pages throughout our web site. From each banner advertisement, viewers will be able to hyperlink directly to the advertiser's own web site, thus providing the advertiser the opportunity to interact directly with an interested customer. Charges for this type of advertising are expected to be based on the number of impressions delivered to users over a specified period of time.

     Non-sponsor link fees. We expect to derive a portion of our revenues by providing links on our web site to existing web sites maintained by persons who are not sponsors and who do not go as far as purchasing banner advertising on our web site. We believe that the charges for providing these links would be fixed fees payable in their entirety in advance for a period of six months to a year.

     Professional referrals. We intend to develop a database of educational-related children's book writers including educational professionals providing various services in various geographical areas. These professionals would include teachers, authors, publishers, contractors, and decorators. The database would provide links to any web site maintained by the professionals included in the database. We believe that revenues could be generated from this database either from fees for including the professionals in the database or from referral fees for customers purchasing services based on the usage of the database.

MARKETING STRATEGY

     The goal of our marketing strategy is to (i) strengthen the brand recognition of the Dr. Owl Online, (ii) increase customer traffic to our web site, (iii) build strong customer loyalty, (iv) maximize repeat visits to our web site, and (iv) develop incremental revenue opportunities.

     Our strategy is to employ a variety of media, program and product development, business development and promotional activities to achieve these goals. We intend to place advertisements on various web sites through the use of banner ads that will encourage readers to click through directly to our web site. We also intend to enter into co-marketing agreements with other companies wherein information about Dr. Owl Online will be featured on other companies' web sites in exchange for placing those companies' information on our web site. We also intend to engage in a coordinated program of print advertising in specialized and general circulation newspapers and magazines provided we obtain sufficient funding or generate sufficient revenues.

COMPETITION

     We believe that the primary competitive factors in creating community on the Internet are:

          -    functionality                       -    ease-of-use
          -    brand recognition                   -    quality of service
          -    member affinity and loyalty         -    reliability
          -    demographic focus                   -    critical mass
          -    variety of value-added services

We will likely also face competition in the future from developers of web directories, search engine providers, shareware archives, content sites, commercial online services, sites maintained by Internet service providers and other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of our competitors. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to ours, or that achieve greater market acceptance than our community.

     We will also compete with traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenues. We believe that the principal competitive factors in attracting advertisers include:

          -    the amount of traffic on our web site;
          -    brand recognition;
          -    customer service;
          -    the demographics of our members and visitors;
          -    our ability to offer targeted audiences; and
          -    the overall cost-effectiveness of the advertising medium offered.

     We believe that the number of Internet companies relying on web-based advertising revenues will increase greatly in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on its advertising rates which could in turn have a material adverse effect on our business, results of operations and financial condition.

     Many of our initial and potential competitors will have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than us. Such competitors will likely be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers. We can provide no assurance that such competitors' sites that offer educational content will not be perceived by advertisers as having more desirable web sites for placement of advertisements. Accordingly, we can provide no assurance that:

          - we will be able to grow our membership, traffic levels and advertiser customer-base to levels required for profitability; or
          - competitors will not experience greater growth in traffic than us as a result of such relationships which could have the effect of making their web sites more attractive to advertisers; or
          -    we will procure strategic partners or that (once procured) such strategic partners will not sever or will elect not to renew their agreements with us.

     We can provide no assurance that we will be able to compete successfully in our industry.

GOVERNMENT REGULATION

     We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

User Privacy Issues. Internet user privacy has become an issue both in the United States and abroad. Some commentators, privacy advocates and government bodies have recommended or taken actions to limit the use of personal profiles or other personal information by those collecting such information, particularly as it relates to children. For example, the Children's Online Privacy Protection Act of 1998 requires, among other things, that online operators obtain verifiable parental consent for the collection, use, or disclosure of personal information from children.

Internet Taxation. The tax treatment of activities on or relating to the Internet is currently unsettled. A number of proposals have been made at the federal, state and local levels and by foreign governments that could impose taxes on the online sale of goods and services and other Internet activities. The Internet Tax Freedom Act was signed into law in 1998, placing a three-year moratorium on new state and local taxes on Internet commerce. There is no assurance that this moratorium will be extended, nor can there be any assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of Internet commerce and as a result could make it cost-prohibitive to operate its business.

Employees

     At August 16, 2002, we employed one part-time employee, Anthony Huang. However, at the present time Mr. Huang does not receive any compensation, and will not receive any compensation for his services until we begin operations. Mr. Huang received 20,000,000 shares of common stock for developing a business plan and for services rendered. Mr. Huang dedicates approximately ten percent (10%) of his working time to Dr. Owl Online. We do not have the necessary working capital to hire additional employees.


ITEM 2.   DESCRIPTION OF PROPERTY

     Our headquarters are located in Houston, Texas at a leased facility that is approximately 2950 square feet. We do not directly lease this facility, but rather it is leased through an affiliated party. We do not pay rent. At the present time, we consider this space to be adequate to meet our needs.

ITEM  3.  LEGAL  PROCEEDINGS

          None.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock is not currently traded on an exchange or the OTC Electronic Bulletin Board. In the event our common stock becomes listed on an exchange or the OTC Electronic Bulletin Board, we believe the market for our common stock will be limited, sporadic, and highly volatile.

     We believe that as of August 16, 2002, there were approximately 42 record owners of our common stock. It is our present policy not to pay cash dividends and to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that we may deem relevant. We have not paid any dividends during the last two fiscal years and we do not anticipate paying any cash dividends in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     Between April 2001 and June 2001, we sold 57,000 shares of our common stock at an aggregate purchase price of $28,500 to 37 accredited investors. We believe that these transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act.

     In March 2001, we sold 2,000,000 shares of our common stock at an aggregate purchase price of $10,000 to 5 accredited investors. We believe that these transactions were exempt from registration under Rule 506 of Regulation D of the Securities Act.

     In February 2001, we issued Anthony Huang 20,000,000 shares of common stock for services rendered and nominal assets, which were valued at $20,000. We believe the transaction was exempt from registration under Section 4(2) of the Securities Act, as Mr. Huang is our sole officer and director and an accredited investor, and since the transaction was non-recurring and privately negotiated.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a complete understanding , this "Management's Discussion and Analysis" should be read in conjunction with "Item 1. Description of Business" and "Item
7.  Financial  Statements"  of  this  Form  10-KSB.

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of August 16, 2002, we had not generated any revenues and we have not raised any capital since our April 2001 offering. Our fiscal year is May 31.

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

     From inception through May 31, 2002, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($67,669) from inception through May 31, 2002.

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

PLAN OF OPERATION

     Our initial administrative expenses were approximately $66,957 from inception through May 31, 2002, which was paid in cash and stock. These initial expenditures were funded by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

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

     We had cash reserves of approximately $8,500 as of August 16, 2002. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations and continue to work on a limited budget. We have limited our current operations to limited web site maintenance and raising additional capital.

     Our current monthly working capital expenditures are approximately $750. We plan to continue such limited operations for the next twelve months unless we are able to raise additional capital earlier. We are able to work on a limited budget because we have only one employee and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through June 2003.

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


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     Our financial statements, commencing on page F-1, have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

     Our sole director and executive officer is:

NAME                   AGE                          POSITION
----                   ---                          --------
                                   Director, president, chief executive officer,
Anthony R. Huang        33             chief financial officer and secretary

     Anthony Huang has served as our sole director and as our president, chief executive officer, treasurer and secretary since inception. Since 1994, he has served as the chairman, president and chief executive officer of Rexton InterActive, a Houston based eSolutions company focused on delivering custom application and database consulting services in the area of MS Exchange, Lotus Domino, and Strategic web Application Solutions. Prior to working at Rexton Interactive, Mr. Huang worked for Ernst & Young as a Management Consultant, BSG Consulting as an Application Team Leader, and Apple Computers as a Data Modeler. Mr. Huang received his B.B.A. in management information systems from the University of Texas at Austin.

     As provided in our by-laws, our director is elected annually by our stockholders at our annual meeting. Our sole officer serves at the discretion of the board of directors.


ITEM  10.  EXECUTIVE  COMPENSATION

     The following table contains compensation data for our named executive officer. There are no other officers or employees that received a salary and bonus during the fiscal year ended May 31, 2002 that met or exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

NAME AND
PRINCIPAL POSITIONS  YEAR       ANNUAL COMPENSATION       LONG TERM COMPENSATION
                                                                  AWARDS

                              Salary ($)     Bonus ($)    Restricted Stock Award
                              ----------     ---------    ----------------------
Anthony Huang,
President and CEO    2002         --             --                 --
                     2001         --             --              $20,000

Compensation of Directors

     Our director receives no standard compensation for his services as a director.

Employment Contracts

     We do not have an employment agreement with Mr. Huang and he may resign at any time.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     As of August 16, 2002, 22,057,000 shares of our common stock were outstanding. The following table sets forth, as of August 16, 2002, certain information with respect to shares beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (b) each director or nominee for director, (c) each of the named executive officers, and (d) all current directors and executive officers as a group.

                             NUMBER OF SHARES OF
NAME AND ADDRESS                COMMON STOCK
OF BENEFICIAL OWNERS         BENEFICIALLY OWNED   PERCENTAGE OF OWNERSHIP
---------------------------  -------------------  ------------------------

Anthony R. Huang                 20,000,000                90.7%

All officers and directors
  as a group (1 person)          20,000,000                90.7%


     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within sixty days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     Our office is located in space subleased by Mr. Huang. We currently do not pay rent and we have not entered into a lease agreement. In February 2001, we issued Mr. Huang, 20,000,000 shares of our common stock for services rendered and nominal assets valued at $20,000.

     In fiscal 2000, Mr. Huang loaned Dr. Owl Online $15,000 to pay for up-front legal, accounting, and other overhead costs. We issued Mr. Huang a promissory note which accrued interest at a rate of eight percent (8%) per annum, which $8,516 was repaid and the balance was contributed to paid in capital during 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are to be filed as part of the annual report:

              EXHIBIT NO.           IDENTIFICATION OF EXHIBIT

              Exhibit 3.1(1)   Articles of Incorporation of Dr. Owl Online, Inc.
              Exhibit 3.2(1)   Bylaws of Dr. Owl Online, Inc.
              Exhibit 4.1(1)   Common Stock Certificate
              Exhibit 23.1     Consent of Malone & Bailey, PLLC
              Exhibit 99.1     Certification of Financial Statements

---------------

  (1)  Filed previously on registration statement Form SB-2, File No. 333-65768.


     (b) There were no reports filed on Form 8-K during the last quarter of the fiscal year ended May 31, 2002.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Dr. Owl Online, Inc.



                              By:  /s/  ANTHONY HUANG
                                  -------------------------------------
                                  Anthony Huang, President

                          ---------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                         Title                          Date
---------                         -----                          ----

By: /s/ ANTHONY HUANG    Director, president, chief              August 20, 2002
   ------------------    executive officer, chief accounting
     ANTHONY R. HUANG    officer, and  secretary

                           INDEPENDENT AUDITORS REPORT


To  the Board of Directors
    Dr. Owl Online, Inc.
    (A  Development Stage Company)
    Houston, Texas

We have audited the accompanying balance sheet of Dr. Owl Online, Inc., as of May 31, 2002 and the related statements of expenses, stockholders equity, and cash flows for the two years ended May 31, 2002 and 2001, and the period from March 1, 2000 (Inception) through May 31, 2002. These financial statements are the responsibility of Dr. Owl's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dr. Owl Online, Inc., as of May 31, 2002, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

July 3, 2002

                     DR. OWL ONLINE, INC.
                (A Development Stage Company)
                       BALANCE SHEET
                     As of May 31, 2002


     ASSETS
Cash                                              $  9,877
                                                  =========


     LIABILITIES

Accounts payable                                  $ 11,346

     STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
  authorized, 22,057,000 shares issued
  and outstanding                                    2,206
Additional paid in capital                          63,994
Deficit accumulated during the development stage   (67,669
                                                  ---------
    Total Stockholders' Deficit                    ( 1,469)
                                                  ---------
      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT   $  9,877
                                                  =========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                  For the years ended May 31, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                              Through May 31, 2002


                                                      Inception  Through
                                                 2002         2001        2002
                                             ------------  -----------  ---------
Administrative expenses
  - paid in cash                             $    39,562   $    7,395   $ 46,957
  - paid in stock                                              20,000     20,000
Interest income                                               (   352)   (   504)
Interest expense                                                  916      1,216
                                             ------------  -----------
Net loss                                     $   (39,562)  $  (27,959)  $(67,669)
                                             ============  ===========  =========

Basic and diluted net loss per common share  $     (0.00)  $    (0.00)
Weighted average common shares outstanding    22,056,042    7,084,708


                See accompanying summary of accounting policies
                       and notes to financial statements.

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  For the Period from March 1, 2000 (Inception)
                              Through May 31, 2002


                                                                   Deficit
                                                                 Accumulated
                                                    Additional     During
                               Common        Stock    Paid in    Development
                               Shares          $      Capital       Stage       Totals
                            -------------  ---------  --------  -------------  ---------
Sole proprietorship
  in the first year
Net loss                                                        $    (   148)  $(   148)
                            -------------  ---------  --------  -------------  ---------
Balances, May 31, 2000                                               (   148)   (   148)

Shares issued
- to the founder in
  February 2001 as
  compensation for website
  development services
  during 2000 and 2001
  at $.001 per share          20,000,000   $  2,000   $ 18,000                   20,000
- for cash in March 2001
  at $.005 per share           2,000,000        200      9,800                   10,000
- for cash in April and
  May 2001 at $.50 per
  share                           19,500          2      9,748                    9,750
Cancellation of note
  payable to founder
  and accrued interest
  in May 2001                                            7,700                    7,700
Net loss                                                             (27,959)   (27,959)
                            -------------  ---------  --------  -------------  ---------

Balances, May 31, 2001        22,019,500      2,202     45,248       (28,107)    19,343

Shares issued
- for cash in June 2001
  at $.50 per share               37,500          4      8,746                   18,750
Net loss                                                             (39,562)   (39,562)
                            -------------  ---------  --------  -------------  ---------
Balances, May 31, 2002        22,057,000   $  2,206   $ 63,994  $    (67,669)  $( 1,469)
                            =============  =========  ========  =============  =========


                See accompanying summary of accounting policies
                       and notes to financial statements.

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  For the years ended May 31, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                              Through May 31, 2002


                                                Inception  Through
                                             2002       2001       2002
                                           ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
  development stage                        $(39,562)  $(27,959)  $(67,669)
Adjustments to reconcile net loss
  to cash used by operating activities:
  Stock issued for services                             20,000     20,000
Changes in:
  Accounts payable                           11,346                11,346
  Accrued interest                                         916      1,216
                                           ---------  ---------  ---------
NET CASH USED BY OPERATING ACTIVITIES       (28,216)   ( 7,043)   (35,107)
                                           ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                            15,000
  Payments on note payable to founder                  ( 8,516)   ( 8,516)
  Sale of stock                              18,750     19,750     38,500
                                           ---------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    18,750     11,234     44,984
                                           ---------  ---------  ---------

NET INCREASE (DECREASE) IN CASH             ( 9,466)     4,191      9,877
  Cash balance, beginning                    19,343     15,152
                                           ---------  ---------  ---------
  Cash balance, ending                     $  9,877   $ 19,343   $  9,877
                                           =========  =========  =========
Non Cash Activities:
  Cancellation of note
  payable to founder
  and accrued interest                                $  7,700


                See accompanying summary of accounting policies
                       and notes to financial statements.

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Business. Dr. Owl Online, Inc. ("Dr. Owl") was incorporated in Texas in February 2001, to develop and design an Internet web site that promotes early childhood educational development.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Dr. Owl considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Dr. Owl has no policy because it has no revenues.

Income taxes. Dr. Owl recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Dr. Owl provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock options and warrants. Dr. Owl accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, Dr. Owl recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Recently issued accounting pronouncements. Dr. Owl does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Dr. Owl results of operations, financial position or cash flow.


NOTE  2  -  NOTE  PAYABLE  TO  FOUNDER

To pay up-front legal, accounting and other overhead operating costs, Dr. Owl's founder loaned Dr. Owl $15,000 in March 2000. The note is payable on demand, with no interest. Interest at 8% APR is imputed and added to paid in capital. $8,516 was repaid and the balance, including accrued interest, was contributed to paid in capital on May 31, 2001.


NOTE  3  -  COMMON  STOCK  ISSUED  FOR  SERVICES

Dr. Owl's founder developed a website and operated as a sole proprietor from March 1, 2000 (inception) through December 31, 2000. In February 2001, at Corporate inception, Dr. Owl's founder contributed the website in exchange for 20,000,000 shares of Company stock valued at $.001 per share, or $20,000. The $20,000 website valuation is an estimate of the cost if the website were built by an outside contractor.


NOTE  4  -  COMMON  STOCK  ISSUED  FOR  CASH

In March 2001, Dr. Owl sold 2,000,000 shares of common stock to several individuals at $.005 per share for total proceeds of $10,000. In April and May of 2001, Dr. Owl sold 19,500 shares at $.50 per share for total proceeds of $9,750.

In June 2001, Dr. Owl sold 37,500 shares of common stock to several individuals at $.50 per share for total proceeds of $18,750.


NOTE  5  -  INCOME  TAXES

               Deferred  tax  assets           $  16,200
               Less:  valuation  allowance       (16,200)
                                               ----------
               Net  deferred  taxes            $       0
                                               ==========

Dr. Owl has net operating losses of $7,959 and $39,562 as of May 31, 2001 and 2002 respectively which each can be carried forward 20 years.


NOTE  6  -  STOCK  OPTIONS  AND  WARRANTS

In March 2001, the board of directors approved the 2001 Incentive Stock Options Plan. As provided in the plan, options to purchase 3,000,000 shares of common stock may be granted to employees, officers, directors, and consultants of Dr. Owl. Options granted under the plan generally expire five to ten years after the date of grant. Currently, no options have been issued.


NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

There were no commitments or contingencies for the period from inception through May 31, 2002. Additionally, there was no rent expense for the periods presented.