Form 10QSB
period 2002-08-31
DR OWL ONLINE INC
filed 2002-10-15
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

          ----------------------------------------------------------------------


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2002

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

Yes [X]  No [ ]

As of August 31, 2002, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of August 31, 2002



        ASSETS
Cash                                              $   9,191
                                                  -========-


        LIABILITIES

Accounts payable                                  $  11,346
                                                  ----------
        STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
  authorized, 22,057,000 shares issued
  and outstanding                                     2,206
Additional paid in capital                           63,994
Deficit accumulated during the development stage    (68,355)
                                                  ----------
     Total Stockholders' Deficit                    ( 2,155)
                                                  ----------
       TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT  $   9,191
                                                  ==========

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
            For the Three Months ended August 31, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                            Through August 31, 2002

                                  3 Months      3 Months     Inception
                                   Ended         Ended        Through
                                  Aug. 31,      Aug. 31,     Aug. 31,
                                    2002          2001         2002
                                ------------  ------------  -----------
Administrative expenses
  - paid in cash                $      (686)  $   (18,912)  $  (47,643)
  - paid in stock                                              (20,000)
Interest income                                                    504
Interest expense                                               ( 1,216)
                                ------------  ------------  -----------
Net loss                        $      (686)   $  (18,912)  $  (68,355)
                                ============   ===========  ===========

Basic and diluted net loss per
  common share                  $     (0.00)  $     (0.00)
Weighted average common shares
  outstanding                    22,057,000    22,053,167

                                  DR. OWL ONLINE, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                 For the Three Months ended August 31, 2002 and 2001 and
                        the Period from March 1, 2000 (Inception)
                                 Through August 31, 2002


                                            3 Months   3 Months    Inception
                                             Ended       Ended      Through
                                            Aug. 31,   Aug. 31,    Aug. 31,
                                              2002       2001        2002
                                           ----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $    (686)  $(18,912)  $  (68,355)
Adjustments to reconcile net loss
  to cash used by operating activities:
    Stock issued for services                                         20,000
Changes in:
  Accounts payable                                                    11,346
  Accrued interest                                                     1,216
                                           ----------  ---------  -----------
NET CASH USED BY OPERATING ACTIVITIES           (686)    (18,912)    (35,793)
                                           ----------  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                               15,000
  Payments on note payable to founder                                 (8,516)
  Sale of stock                                           18,750      38,500

                                                       ---------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 18,750      44,984
                                                       ---------  -----------

NET CHANGE IN CASH                              (686)       (162)      9,191
  Cash balance, beginning                      9,877      19,343
                                           ----------  ---------  -----------
  Cash balance, ending                     $   9,191   $  19,181  $    9,191
                                           ==========  =========  ===========

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Dr. Owl Online, Inc. ("Dr. Owl") have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Dr. Owl's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of October 11, 2002, we had not generated any revenues and we have not raised any capital since June 2001. Our fiscal year is May 31.

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

     From inception through August 31, 2002, we have utilized funds raised in a
private placement offering conducted by our sole officer and director.   We have
not recorded any revenues and have incurred net losses from operations totaling approximately ($68,355) from inception through August 31, 2002.

     Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital needs. However, we can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.

PLAN OF OPERATIONS

     Our administrative expenses were approximately $67,643 from inception through August 31, 2002, which was paid in cash and stock. These expenditures have been funded by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

     We do not currently generate any revenues and we can provide no assurance that we will be able to generate revenues in the future.

     We believe we will need a minimum of approximately $1,000,000 to develop our web site, fund sales and marketing expenses, and fund general working capital expenses. Of that $1,000,000, we believe approximately $500,000 is required to develop our web site and produce several Internet talking picture books. We have not made any recent developments to our website and do not currently have any talking picture books in development. We do not intend to begin additional development until we are able to raise additional capital.

     We had cash reserves of approximately $8,200 as of October 11, 2002. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations and continue to work on a limited budget. We have limited our current operations to limited web site maintenance and raising additional capital.

     Our current monthly working capital expenditures are approximately $750.
We plan to continue such limited operations for the next twelve months unless we are able to raise additional capital earlier. We are able to work on a limited budget because we have only one employee who does not receive a salary and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through August 2003.

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

                                     PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


          EXHIBIT NO.               IDENTIFICATION OF EXHIBIT

          3.1(1)              Articles of Incorporation

          3.2(1)              By-Laws of Dr. Owl Online, Inc.

          4.1(1)              Form of specimen of common stock

          10.1(1)             2001 Employee Stock Option Plan

          99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1) Filed previously on registration statement Form SB-2 SEC File No. 333-65768

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES
                                   ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                    Dr. Owl Online, Inc.


Date: October 14, 2002              //s//  ANTHONY HUANG
                                    --------------------------------------------
                                    Anthony Huang
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer