Form 10QSB
period 2002-11-30
DR OWL ONLINE INC
filed 2003-01-14
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
          _____________________________________________________________________

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended November 30, 2002

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
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)


   777 Post Oak Blvd., Suite 320, Houston, Texas                77056
   ---------------------------------------------                -----
      (Address of Principal Executive Office)                (Zip  Code)

                                  (713) 446-4777
                                  --------------
                (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]  No  [   ]

As of November 30, 2002, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

ITEM  1.   FINANCIAL  STATEMENTS

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of November 30, 2002

     ASSETS
Cash                                                   $   7,226
                                                       ==========


     LIABILITIES

Accounts payable                                       $  11,346
                                                       ----------
     STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
  authorized, 22,057,000 shares issued
  and outstanding                                          2,206
Additional paid in capital                                63,994
Deficit accumulated during the development stage         (70,320)
                                                       ----------
    Total Stockholders' Deficit                          ( 4,120)
                                                       ----------
     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT         $   7,226
                                                       ==========

                                   DR. OWL ONLINE, INC.
                               (A Development Stage Company)
                                  STATEMENTS OF EXPENSES
         For the Three Months and Six Months Ended November 30, 2002 and 2001 and
                         the Period from March 1, 2000 (Inception)
                                 Through November 30, 2002

                             Three Months Ended           Six Months Ended      Inception
                                November 30,                November 30,         Through
                             2002          2001          2002          2001        2002
                         ------------  ------------  ------------  ------------  ---------
Administrative expenses
  - paid in cash         $    (1,965)  $    (5,734)  $    (2,651)  $   (24,646)  $(49,608)
  - paid in stock                                                                 (20,000)
Interest income                                                                       504
Interest expense                                                                   (1,216)
                         ------------  ------------  ------------  ------------  ---------
Net loss                 $    (1,965)  $    (5,734)  $    (2,651)  $   (24,646)  $(70,320)
                         ============  ============  ============  ============  =========

Basic and diluted
  net loss per
  common share           $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)
Weighted average
  common shares
  outstanding             22,057,000    22,057,000    22,057,000    22,053,083

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
             For the Six Months Ended November 30, 2002 and 2001 and
                    the Period from March 1, 2000 (Inception)
                            Through November 30, 2002

                                                                     Inception
                                                                      Through
                                              2002         2001        2002
                                           -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $   (2,651)  $ (24,646)  $ (70,320)

Adjustments to reconcile net loss
  to cash used by operating activities:
    Stock issued for services                                          20,000
Changes in:
  Accounts payable                                                     11,346
  Accrued interest                                                      1,216
                                           -----------  ----------  ----------
NET CASH USED BY OPERATING ACTIVITIES          (2,651)    (24,646)    (37,758)
                                           -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                                15,000
  Payments on note payable to founder                                  (8,516)

  Sale of stock                                            18,750      38,500

                                                        ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  18,750      44,984
                                                        ----------  ----------
NET CHANGE IN CASH                             (2,651)     (5,896)      7,226
  Cash balance, beginning                       9,877      19,343
                                           -----------  ----------  ----------
  Cash balance, ending                     $    7,226   $  13,447   $   7,226
                                           ===========  ==========  ==========

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION1 BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Dr. Owl Online, Inc. ("Dr. Owl") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Dr. Owl's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of January 10, 2003, we had not generated any revenues and we have not raised any capital since our April 2001 offering. Our fiscal year is May 31.

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

     From inception through November 30, 2002, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($70,320) from inception through November 30, 2002.

     Our current cash forecast indicates that there will be negative cash flow from operations for the foreseeable future. We are currently seeking short-term and long-term debt or equity financing sufficient to fund working capital, web site development and marketing needs. Since our April 2001 offering, we have been unsuccessful at raising additional capital. We can provide no assurance that we will be successful in raising funds, that the amount and terms of any financing will be acceptable.

PLAN  OF  OPERATION

     Our administrative expenses were approximately $69,608 from inception through November 30, 2002, which was paid in cash and stock. These initial expenditures were funded primarily by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

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

     We had cash reserves of approximately $6,500 as of January 10, 2002. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations and continue to work on a limited budget. We have limited our current operations to limited web site maintenance and raising additional capital.

     Our current monthly working capital expenditures are approximately $600. We plan to continue such limited operations until we are able to raise additional capital. We are able to work on a limited budget because we have only one employee who works on a part-time basis and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through September 2003.

     We are currently seeking additional capital so we may increase our operations and execute our business plan as intended. The foregoing are merely estimates, and we can provide no assurance that unexpected expenses will not shorten the period of time within which our funds may be utilized. If we are unable to raise additional funds before September 2003, we may have to sell assets or cease operations. Although we have no current commitments for capital, we may raise additional funds through:

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


                                    Dr. Owl Online, Inc.


Date: January 13, 2003              //s//  Anthony Huang
                                    --------------------------------------------
                                    Anthony Huang
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer