Form 10QSB
period 2003-02-28
DR OWL ONLINE INC
filed 2003-04-14
CIK 1143653

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
________________________________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

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

Yes  [X]  No  [ ]

As of February 28, 2003, registrant had 22,057,000 shares of Common Stock outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of February 28, 2003


     ASSETS

Cash                                              $   6,751
                                                  ==========


     LIABILITIES

Accounts payable                                  $  11,346
                                                  ----------
     STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 20,000,000 shares
  authorized, none outstanding
Common stock, $.0001 par, 100,000,000 shares
  authorized, 22,057,000 shares issued
  and outstanding                                     2,206
Additional paid in capital                           63,994
Deficit accumulated during the development stage    (70,795)
                                                   ---------
    Total Stockholders' Deficit                     ( 4,595)
                                                   ---------
     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT    $   6,751
                                                  ==========

                                                    DR. OWL ONLINE, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF EXPENSES
                        For the Three Months and Nine Months Ended February 28, 2003 and 2002 and
                                        the Period from March 1, 2000 (Inception)
                                                Through February 28, 2003

                                 Three Months Ended           Nine Months Ended         Inception
                                    February  28,               February  28,            Through
                                 2003          2002          2003          2002           2003
                             ------------  ------------  ------------  ------------  --------------
Administrative expenses
  - paid in cash             $      (475)  $    (1,808)  $    (3,126)  $   (26,454)  $     (50,083)
  - paid in stock                                                                          (20,000)
Interest income                                                                                504
Interest expense                                                                           ( 1,216)
                             ------------  ------------  ------------  ------------  --------------
Net loss                     $      (475)  $    (1,808)  $    (3,126)  $   (26,454)  $     (70,795)
                             ============  ============  ============  ============  ==============

Basic and diluted
  net loss per
  common share               $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)

Weighted average
  common shares
  outstanding                 22,057,000    22,057,000    22,057,000    22,055,722

                              DR. OWL ONLINE, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Nine Months Ended February 28, 2003 and 2002 and
                    the Period from March 1, 2000 (Inception)
                            Through February 28, 2003


                                                                    Inception
                                                                     Through
                                              2003        2002        2003
                                           ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $  (3,126)  $ (26,454)  $ (70,795)
Adjustments to reconcile net loss
  to cash used in operating activities:
    Stock issued for services                                         20,000
Changes in:
  Accounts payable                                                    11,346
  Accrued interest                                                     1,216
                                           ----------  ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES         (3,126)    (26,454)    (38,233)
                                           ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable to founder                               15,000
  Payments on note payable to founder                                ( 8,516)
  Sale of common stock                                    18,750      38,500
                                                       ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 18,750      44,984
                                                       ----------  ----------

NET CHANGE IN CASH                            (3,126)    ( 7,704)      6,751
  Cash balance, beginning                      9,877      19,343
                                           ----------  ----------  ----------
  Cash balance, ending                     $   6,751   $  11,639   $   6,751
                                           ==========  ==========  ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     We are a development stage company with a limited operating history. Anthony Huang, our founder and chief executive officer began operations as a sole proprietorship in March 2000. In February 2001, Dr. Owl Online was incorporated in Texas, and Mr. Huang contributed a web site to the company. To date, we have concentrated on raising the necessary capital in order to develop our web site. As of February 28, 2003, we had not generated any revenues and we have not raised any capital since our April 2001 offering. Our fiscal year is May 31.

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

     From inception through February 28, 2003, we have utilized funds raised in a private placement offering conducted by our sole officer and director. We have not recorded any revenues and have incurred net losses from operations totaling approximately ($70,795) from inception through February 28, 2003.

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

PLAN OF OPERATION

     Our administrative expenses were approximately $70,083 from inception through February 28, 2003, which was paid in cash and stock. These initial expenditures were funded primarily by a loan from Mr. Huang of $15,000 and from proceeds of our March 2001 and April 2001 offerings, in which we raised $10,000 and $28,500, respectively.

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

     We had cash reserves of approximately $6,751 as of February 28, 2003. We will require significant working capital in order to develop our business plan as intended. In July 2001, we reduced our operations and continue to work on a limited budget. We have limited our current operations to limited web site maintenance and raising additional capital.

     Our current monthly working capital expenditures are approximately $600. We plan to continue such limited operations until we are able to raise additional capital. We are able to work on a limited budget because we have only one employee who works on a part-time basis and we have minimal overhead expenses. We believe our current cash reserves will provide sufficient working capital to maintain current operations through January 2004.

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

                                     PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 2, 3, 4 and 5 have been omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


          EXHIBIT NO.                IDENTIFICATION OF EXHIBIT

          3.1(1)              Articles of Incorporation

          3.2(1)              By-Laws of Dr. Owl Online, Inc.

          4.1(1)              Form of specimen of common stock

          10.1(1)             2001 Employee Stock Option Plan

          99.1(2) Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (1) Filed previously on registration statement Form SB-2 SEC File No. 333-65768
          (2)  Filed herewith.


     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES
                                   ----------


     In accordance with the Securities Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                    Dr. Owl Online, Inc.


Date: April 14, 2003                //s// ANTHONY R. HUANG
                                    ----------------------
                                    Anthony Huang
                                    Chief Executive Officer, Director, and Chief
                                    Accounting and Financial Officer