Form 10KSB
period 2003-05-31
GREEN POWER ENERGY HOLDINGS CORP
filed 2003-09-15
CIK 1143653

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED May 31, 2003

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 333-65768

                        GREEN POWER ENERGY HOLDINGS CORP.
                    (Formerly known as Dr. Owl Online, Inc.)
            (Name of Small Business Issuer Specified in Its Charter)

                Delaware                                 76-0672297
        (State of incorporation)            (IRS Employer Identification Number)
   3212 Wickford Drive, Wilmington, NC                     28409
(Address of principal executive offices)                 (Zip Code)

                                 (910) 392-7690
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         The Issuer's revenue for its most recent fiscal year was $2,766,257.


         As of September 8, 2003, 20,142,500 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $7,049,875 based upon a closing bid price on September 8, 2003 of $0.35 per share of Common Stock on the OTC Bulletin Board.

--------------------------------------------------------------------------------

PART I.........................................................................2
   ITEM 1. BUSINESS............................................................2
     History...................................................................2
     Business Operations.......................................................3
     Recent Financings.........................................................4
     Competition...............................................................4
     Customers.................................................................4
     Regulatory and Environmental Matters......................................4
     Employees.................................................................5
     Risks Associated With Our Business........................................5
   ITEM 2. PROPERTIES..........................................................7
   ITEM 3. LEGAL PROCEEDINGS...................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................8
PART II........................................................................8
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................8
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           OR PLAN OF OPERATIONS...............................................9
     Plan of Operations........................................................9
     Results of Operations.....................................................9
     Liquidity and Capital Resources...........................................9
     Recent Accounting Pronouncements.........................................9
     Use of Estimates and Certain Significant Estimates.......................10
     forward looking statements...............................................10
   ITEM 7. FINANCIAL STATEMENTS...............................................10
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................11
   ITEM 8A.  CONTROLS AND PROCEDURES..........................................11
PART III......................................................................11
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
           WITH SECTION 16(A) OF THE EXCHANGE ACT.............................11
   COMMITTEES OF THE BOARD OF DIRECTORS.......................................12
    ITEM 10. EXECUTIVE COMPENSATION...........................................13
     Executive Officers.......................................................13
     Compensation Table.......................................................13
     Summary Compensation Table...............................................13
     Employment Agreements....................................................13
     STOCK OPTION PLAN........................................................13
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................15
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................16
     Statements filed as part of this Report:.................................16
     Exhibits.................................................................16
     Reports on Form 8-k......................................................18
   SIGNATURES.................................................................19
INDEX TO FINANCIAL STATEMENTS................................................F-1
Exhibit 10.18...............................................................EX-1
Exhibit 23.1................................................................EX-2
Exhibit 31.1 ...............................................................EX-3
Exhibit 31.2................................................................EX-4
Exhibit 32.1................................................................EX-5
Exhibit 32.2................................................................EX-6

                                     PART I


ITEM 1. BUSINESS

     History

         Unless otherwise indicated, or unless the context otherwise requires, all references below to the terms, "Company," "we", "our" or "us" shall mean Green Power Energy Holdings Corp. (formerly doing business as Dr. Owl Online, Inc.), GPEH Corp. and Green Power Kenansville, LLC.

         We were organized as a Texas corporation under the name Dr. Owl Online, Inc. in February 2001. We began as a development stage company seeking to design internet websites promoting early childhood educational development. Although development had begun, the websites were never operational. After consummation of the stock exchange transaction described below, we discontinued this business at no material cost and succeeded to the business of GPEH Corp. and Green Power Kenansville, LLC.

         On April 23, 2003, we completed a stock exchange transaction with the stockholders of GPEH Corp., a Delaware corporation. The exchange was consummated under Delaware and Texas law and pursuant to the terms of a Securities Exchange Agreement, dated as of April 17, 2003, referred to in this Annual Report as the Exchange Agreement.

         Prior to consummating the exchange, we effected a forward-split of our common stock on the basis of five shares for each two shares issued and outstanding and determined to change our business efforts. As part of the exchange, all of the shares owned by Anthony Huang, the sole member of our board of directors prior to the exchange, were redeemed by us and then canceled at the close of the exchange. After cancellation of Mr. Huang's shares and immediately prior to the exchange, there were 5,142,500 shares of common stock issued and outstanding (on a post-forward split basis).

         Pursuant to the Exchange Agreement, at closing, we issued 15 million shares of common stock, par value $0.001 per share (on a post-forward split basis), to the stockholders of GPEH Corp., representing approximately 74% of our issued and outstanding common stock following the transaction, in exchange for 100% of the outstanding capital stock of GPEH Corp. After giving effect to the exchange, we had 20,142,500 shares of common stock outstanding. As a result of the exchange, GPEH Corp. became our wholly-owned subsidiary, with Green Power Kenansville, LLC being a wholly-owned subsidiary of GPEH Corp.

         Effective May 2, 2003, we reincorporated in the State of Delaware and changed our name to Green Power Energy Holdings Corp. The reincorporation was approved by consent of shareholders in lieu of a meeting executed by holders of a majority of our outstanding common stock. The reincorporation was undertaken in accordance with applicable provisions of the Texas Business Corporation Act and the Delaware General Corporation Law and holders of common stock who did not execute the consent were given dissenter's rights. As a result of the reincorporation and name change, our common stock is now quoted on the NASD's OTC Bulletin Board under the symbol "GPEH".

         All of our business operations are conducted through our wholly-owned subsidiary, GPEH Corp., and its wholly-owned subsidiary, Green Power Kenansville, LLC. Prior to the exchange, there were no material relationships between us and GPEH Corp., or any of the parties' respective affiliates, directors or officers, or any associates of their respective officers or directors.

         Pursuant to the Exchange Agreement and effective at the closing of the exchange, the membership of our board of directors was increased from one to three directors, and Wayne Coverdale and Moez Nagji were appointed to serve in the newly created directorships. Also under the terms of the exchange Anthony Huang resigned as an officer and director immediately following the closing and Steve Stanko was appointed to fill the vacancy caused by Mr. Huang's resignation.

     Business Operations

         We are a generator and wholesaler of electric power to electric utilities serving the retail electric market. We currently own and operate a 38-megawatt cogeneration facility in Kenansville, North Carolina, which has governmental permits to burn a variety of fuels. Our business strategy is to acquire and operate similar facilities throughout the eastern United States. As of the date of this filing, no definitive agreements or understandings have been reached regarding the terms and conditions of any additional acquisitions.

         Kenansville Facility. Our Kenansville facility commenced commercial operation in 1986 and has been in operation continuously since that time. It is located on a 10-acre site and consists of a fuel storage yard, fuel handling system, two Foster Wheeler boilers, a General Electric turbine generator, and various ancillary and support equipment, including a steam line to the adjacent textile mill. Although coal was the only fuel used prior to our acquisition of the facility, we have been using a combination of coal, tire-derived fuels and wood products since our acquisition of the facility.

         Our Fuel Strategy. Fuel costs are the largest component of our operating costs. Traditionally, only coal has been burned in the Kenansville facility. However, we believe that the substitution of alternative fuels in place of coal for some or all of our operations is the key to profitability for the Kenansville facility, as well as other similar facilities that we may acquire in the future. We have added a new alternative fuel delivery system to the Kenansville facility so that it will now burn a combination of coal, tire-derived fuels and wood products. In addition, we have obtained all of the governmental permits necessary to burn all of these fuels at this facility. It is our goal at the Kenansville facility, as well as the other facilities that we may acquire in the future, to manage our fuel sources to take advantage of the most efficient and economic balance of coal, tire-derived fuels and wood products.

         Prior to acquiring the Kenansville facility, we requested that the manufacturer of the boilers in the facility perform an engineering study to determine the impact on boiler performance of burning a blend of coal, wood and tire-derived fuels. This study confirmed that the boilers in the facility can provide current capacity without modifications to the boilers to burn other types and blends of fuels, and therefore no modifications to the boilers were necessary.

         Although it will no longer be the only fuel burned, we intend to continue using coal as part of the mix of fuels for producing electricity at the Kenansville facility. Currently, approximately 10% of the mix in this facility is coal, although the facility can be operated efficiently without burning any coal. Our main supplier for coal is Cheyenne Resources. We have established that for optimal benefit to the facility, 20% of the mix of fuel should be tire-derived fuel. The State of North Carolina charges a disposal fee of $1.00 for passenger tires and a slightly higher fee for truck tires. The funds collected from the disposal fees are used to subsidize county-based tire collection systems. Counties then contract with waste tire haulers for disposal of used tires. These used tires are then processed into chips compatible with our facility's fuel handling system and the processors will pay us fees to take the fuel. We anticipate that we will need approximately 24,000 tons of tire-derived fuel per year, and we are in the process of negotiating a long-term supply contract that will pay us a $15 per ton tipping fee for the tire-derived fuel that we need. Currently, our main supplier of tire-derived fuel is Wylie and Associates.

         We anticipate we will need approximately 170,000 tons of wood products annually to make up the remaining 70% of the fuel burned in the Kenansville facility. We expect to obtain all our requirements for wood fuel through two existing long-term wood supply contracts with RBS Enterprises, Inc. and Waste Connections, Inc. In July 2003 we entered into an additional wood fuels contract that will allow us to have in place fuel sources necessary to operate plants that may be acquired in the future. Current tipping fees paid to facilities to accept wood are between $45 and $55 per ton in the source areas, and we have agreed in our contracts to a tipping fee of only $35 per ton, thus providing a strong incentive for wood collection companies to supply us with wood products that we need for the facility. We have had an independent third party study conducted and this study showed that the wood products we need for the facility are less than 3.5% of the wood currently being disposed of in the landfills in our source area annually. The cost to the processor of processing the wood fuel, including transportation to our facility, is expected to be between $30 and $32 per ton, meaning that we will earn $3.00 to $5.00 per ton of wood fuel burned.

     Recent Financings

         In May and June 2003, we borrowed an aggregate of $500,000 from unaffiliated parties. These obligations will become due and payable over a period of time starting in February 2004 and ending in January 2006.

         On August 18, 2003, the Company, Green Power Kenansville, LLC and certain lenders entered into a loan and security agreement pursuant to which Green Power Kenansville, LLC executed promissory notes in favor of the lenders in the aggregate principal amount of $1,215,000. The principal amount of the notes matures on August 18, 2004. Interest on the notes accrues at the rate of 15% per annum and is payable monthly, with all accrued but unpaid interest due at maturity. Green Power Kenansville, LLC has the option to extend the maturity date of the notes to August 18, 2005. The notes are secured by (i) our Kenansville facility and (ii) 300,000 shares of our common stock, which stock was pledged by Wayne Coverdale, our Chief Executive Office, President and director; Moez Nagji, our Vice President, Chief Financial Officer and director; Steve Stanko, our director; and the A.D. Justus Trust. Mark Justus, our Vice President/Operations, has voting power over the shares held by the trust. In connection with the execution of the promissory notes, the Company issued warrants to purchase one share of the Company's common stock for every $4 in principal amount of the notes, or an aggregate of 303,750 shares, to the lenders. Each warrant grants the applicable lender the right to purchase those shares of common stock for an exercise price of $1.00 per share at any time during the 1 year period commencing August 18, 2004.

     Competition

         We do not face competition with regard to the sale of the power we generate because public utilities are required by statute to purchase the power we generate. We do however face competition for our fuel sources, including coal, wood and tire-derived fuels. Competition for these materials comes from landfills, power generation facilities, biomass producers and recyclefacilities.

     Customers

         Our sole customer for the electric power that we generate at the Kenansville facility is Carolina Power & Light Company, which is now doing business as Progress Energy Carolinas, Inc. This relationship is subject to a 10 year power supply contract that commenced on January 1, 2003 and which, if it were to be terminated for any reason, could have a material adverse effect on our business and prospects.

         We currently sell the steam produced at our Kenansville facility to Guilford Mills Inc., which has its textile plant on land adjacent to our facility and which is also the owner of the land on which the facility is located (see discussion under "Property" below). We assumed a long term Steam Purchase Contract with Guilford Mills that requires us to provide them with the steam produced from our facility for the term of the contract. The contract is under the first of three automatic renewal periods. The initial renewal period is for 10 years and commenced in March 2002, with a second 10 year renewal period and a third 5 year renewal period to follow thereafter. The renewals may only be terminated upon mutual agreement of the parties. Although we would have to make some adjustments, the termination of this contract would not have a material adverse impact on our business and prospects.

     Regulatory and Environmental Matters

         We are required to obtain air and water discharge permits from the State of North Carolina. These permits are issued for 5 year periods and ours expires on January 31, 2006. We also face the risk that new federal and state environmental regulations may be passed that will require our compliance.

         We have sold and been paid for all Nox emission credits allocated to the Kenansville facility for the summer months of calendar years 2004 through 2008. The conversion of the plant from coal to biomass will substantially reduce Nox emissions. However, we may be required to purchase Nox abatement equipment and/or buy back certain of the emission credits during this period if our emissions are not at the required levels. We also have the ability to generate and sell other types of emissions credits over the next several years. By selling such credits, we may be able to enhance our cash flow position.

     Employees

         We currently have approximately 27 employees, including approximately 23 full-time employees performing operational services at our Kenansville facility and an additional 4 persons performing executive and administrative functions. We are not a party to any collective bargaining agreement with a labor union, and we consider relations with our employees to be good. We intend to hire additional personnel in the future, as the need arises.

     Risks Associated With Our Business

         If any of the following material risks occur, our business, financial condition or results of operations would likely suffer.

         We Have a Limited Operations History and Limited Revenues; We May Find it Difficult to Maintain Profitability. We began operations in September 2002 and have a limited operating history upon which you can evaluate our business. This short history may not be adequate to enable you to fully assess our ability to effect our business plan or our ability to respond to competition. Accordingly, we are subject to the same uncertainties and risks associated with any similar company beginning operations including the need to obtain necessary working capital and ensure adequate fuel supplies. If we are unsuccessful in addressing the risks and uncertainties, our business will be seriously harmed.

         We have incurred losses since we began operations. As of May 31, 2003, our stockholders' deficit was approximately $3,432,196, which reflects a net loss of approximately $3,538,727 for the period ended May 31, 2003. Losses have resulted primarily from expenses associated with the acquisition, modification and operation of the Kenansville, North Carolina facility.

         Payment for Kenansville, North Carolina Facility. Under the terms of our agreement to purchase the Kenansville, North Carolina power plant, we were obligated to pay the former owner of the plant approximately $6.3 million by June 9, 2003. We negotiated an extension with the former owner of the plant pursuant to which we paid the former owner $1.0 million in August 2003 and must pay the remaining $5.3 million on or before December 15, 2003. If we fail to satisfy this obligation, the former owner may assume ownership of the facility. We are presently negotiating with third party sources to obtain the capital necessary to satisfy the payment obligation. At the present time, we have received no definitive commitment for the needed funding. We believe that we will have to agree to issue debt or equity securities to secure the necessary financing.

         We Rely on Key Contracts. Our business will be adversely affected in the event our contracts to acquire coal, wood or tire-derived fuels are terminated. Although we believe replacement sources are available, if we cannot acquire such fuels on terms comparable to those in our existing arrangements our business will be adversely effected.

         We Are Dependent on Our Management, Key Personnel and Consultants, and on the Recruitment of Additional Personnel to Succeed, and the Loss of Such Personnel or Consultants May Damage Our Business. Our principal executive officer and key personnel have extensive knowledge of our industry. The loss of the services of any of our executive officers, other key personnel or consultants could have a material adverse effect on our business and financial condition. In addition, our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. Such persons are in high demand and are often subject to competing employment offers. There can be no assurance that we will be able to attract and retain the qualified personnel or develop the expertise needed for our business. The inability to hire additional personnel and develop expertise as needed could have a material adverse effect on us.

         We Are Subject to Government Regulation. The operation of our power generation facility requires us to obtain air and water discharge permits from the State of North Carolina. The permits are issued for 5-year periods and ours expire January 31, 2006. Renewal applications must be submitted nine months before the expiration date of existing permits. Our ability to maintain and renew these permits is based upon our compliance with state promulgated discharge guidelines that mirror those established by the Environmental Protection Agency. We also face the risk that new federal and state environmental regulations may be passed that could have an adverse affect upon our business if we are unable to operate our facility within the parameters established by such guidelines.

         We Face Competition for Fuel Sources. We face competition for our fuel sources, including coal, wood and tire-derived fuels. Competition for these materials comes form landfills, power generation facilities, biomass producers and recycle facilities. If we are unable to acquire these fuels at competitive prices or if they should fall into short supply, our business could be adversely effected. However, we do not face competition from other power providers because by statute, public utilities are required to purchase the power that we produce.

         We May Face Future Capital Requirements, Which We May Not Be Able to Satisfy, and Such a Scenario May Cause Us to Delay or Curtail Our Business Plan. Our desire to acquire additional power generating facilities is dependent on our ability to raise additional capital. We have identified certain plants that we wish to acquire, however no definitive agreements have been reached as of the date of this filing. Any acquisition that we seek to make will require that we obtain additional capital through the issuance of debt or the sale of equity securities.

         The Liquidity of Our Common Stock is Affected by its Limited Trading Market. Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol "GPEH." There is currently no broadly followed "established trading market" for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in less price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our shares. The trading volume of our common stock historically has been limited and sporadic. As a result of this trading activity and the exchange, the quoted price for our common stock on the OTC Bulletin Board is not necessarily a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock likely would decline.

         Our Common Stock May be Subject to Regulations Prescribed by the Securities and Exchange Commission Relating to "Penny Stock." The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. If our common stock meets the definition of a penny stock, it will be subjected to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse).

         Our Common Stock Will Likely be Subject to Substantial Price and Volume Fluctuations. The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

         o        our quarterly operating results;
         o        additions or departures of key personnel;
         o        changes  in  the  business,   earnings   estimates  or  market
                  perceptions of our competitors;
         o        the introduction of facilities;
         o        future sales of our common stock;
         o        changes in general market or economic conditions; and
         o        announcements of legislative or regulatory change.

         The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in us will be maintained. Such interest is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

         A Certain Number of Our Shares are Eligible for Sale and their Sale Could Depress the Market Price of Our Stock. Sales of a significant number of shares of our common stock in the public market following the merger and related transactions could harm the market price of our common stock. Moreover, as additional shares of our common stock become available for resale in the public market pursuant to the registration of the sale of the shares, and otherwise, the supply of our common stock will increase, which could decrease its price. Some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may depress the market for shares of our common stock. In general, a person who has held restricted shares for a period of one year may, upon filing with the SEC a notification on Form 144, sell into the market common stock in an amount equal to the greater of 1% of the outstanding shares or the average weekly number of shares sold in the last four weeks prior to such sale. Such sales may be repeated once each three months, and any restricted shares may be sold by a non-affiliate after they have been held two years.

         After Giving Effect to the Exchange, Certain of Our Principal Stockholders will Continue to have Significant Voting Power and May Take Actions that May not be in the Best Interest of other Stockholders. Certain of our officers, directors and principal stockholders continue to control a significant percentage of our outstanding common stock. If these stockholders act together, they may be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock. This concentration of ownership may not be in the best interests of all our stockholders.

         We do not Anticipate Paying Dividends in the Foreseeable Future, and the Lack of Dividends may have a Negative Effect on the Stock Price. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         Our Certificate of Incorporation and Delaware Law Contain Certain Anti-takeover Provisions that may Inhibit a Takeover, and we may Adopt Other Measures to Discourage a Takeover. Delaware Law and the provisions of our certificate of incorporation may have the effect not only of discouraging attempts by others to buy us, but also of making it more difficult or impossible for existing stockholders to make management changes. Our board may consider and adopt additional measures that would prevent us from being subject to a takeover.

         We are Subject to Critical Accounting Policies and Actual Results May Vary from Our Estimates. We follow generally accepted accounting principles for the United States in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses that we report in our financial statements. We believe these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in future periods.

ITEM 2. PROPERTIES

         Our only power generation facility is our Kenansville facility and it is located on 10 acres of land leased from Guilford Mills, Inc. Our production, offices, fuel yard and storage facilities are all located on this property. We have entered into a Ground Lease with Guilford Mills that requires payment of $1.00 per year through March 2012 and contains automatic renewals for one additional 10 year period and an additional five year period. Our corporate headquarters are located at 3212 Wickford Drive, Wilmington, North Carolina, but we are currently negotiating to move to new corporate office facilities within the next 60 days.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material legal proceedings. In September 2002, shortly after taking control of the Kenansville facility, we received notice that a preference claim was filed against us by the court appointed trustee in the bankruptcy case styled In Re: ALAMAC Knit Fabrics, Inc.

et al in the United Stated Bankruptcy Court District of Delaware. The action sought to recover the amounts paid by the referenced debtor to Cogentrix Eastern Carolina, LLC for power purchased during the 90 day period prior to the conversion of the bankruptcy case from a Chapter 11 to a Chapter 7 proceeding. The matter was settled on payment of $1,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended May 31, 2003.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS


         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "GPEH." There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.

         Holders. As of September 8, 2003 the Company had approximately 62 stockholders of record and its common stock had a closing bid price of $0.40 per share and a closing ask price of $0.30 per share.

         The Company's common stock is quoted on the OTC Bulletin Board under symbol "GPEH". The following table sets forth the quarterly average high and low closing bid prices per share for the common stock for the past two years:

            Fiscal  Year  Ended  May  31,       Common Stock
            2002                             ------------------
                                              High         Low
            -----------------------------    -----        -----
            First Quarter                    $0.00        $0.00
            Second Quarter                   $0.00        $0.00
            Third Quarter                    $0.00        $0.00
            Fourth Quarter                   $0.00        $0.00

            -----------------------------    ------------------
            Fiscal  Year  Ended  May  31,
            2003                                Common Stock
                                             ------------------
                                              High         Low
            -----------------------------    -----        -----

            First Quarter                    $0.00        $0.00
            Second Quarter                   $0.00        $0.00
            Third Quarter                    $0.01        $0.00
            Fourth Quarter                   $2.00        $0.00

            First Quarter -- 2003
            (through September 8, 2003)      $1.90        $0.21


         The source for the high and low closing bids quotations is the OTC Bulletin Board and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

         Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

     Plan of Operations

         We are a generator and wholesaler of electric power to electric utilities serving the retail electric market. We currently own and operate a 38-megawatt cogeneration facility in Kenansville, North Carolina, which has governmental permits to burn a variety of fuels. Our business strategy is to acquire and operate similar facilities throughout the eastern United States. As of the date of this filing, no definitive agreement or understandings have been reached regarding the terms and conditions of any additional acquisitions.

         We follow the accrual basis of accounting in accordance with generally accepted accounting principles and have a year-end of May 31.

     Results of Operations

         GPEH Corp. was originally organized on May 20, 2002. Our revenues for year ended May 31, 2003 were $2,766,257. Based on our limited operating history, we do not believe that an analysis of our financial condition since our inception through May 31, 2003 would be meaningful.

         For the year ended May 31, 2003, we have experienced cumulative losses of approximately $3,540,000, principally as a result of the conversion of the plant to mixed-fuel use, startup costs and merger expenses.

         As stated in our auditor's report attached to the financial statements constituting part of this annual report, substantial doubt exists about our ability to continue as a going concern.

     Liquidity and Capital Resources

         At May 31, 2003, we had approximately $17,885 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

         We believe that we will need to raise total capital of approximately $9,000,000 to properly fund the business for a period of 12 months. As of the date of this filing, we have been unable to determine the level of interest of any private investor or financial institution in our securities or proposed plan of operations. If we are unable to secure financing, we will be forced to reevaluate the viability of our business plan.

     Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which the Company adopted on January 1, 2002. The FASB's new rules on asset impairment supersede FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). FAS 144 retains the requirements of FAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset, but removes goodwill from its scope. This aspect of FAS 144 will primarily impact the accounting for intangible assets subject to amortization and property and equipment. The Company's adoption of FAS 144 did not have a significant impact on its financial condition or results of operations.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). FAS 146 nullifies FASB Emerging Issues Task Force (EITF)

Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. FAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of FAS 146 will have a material impact on its financial position or results from operations.

         In December 2002, the FASB issued Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123 ("SFAS 148"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by APB No. 25, Accounting for Stock Issued to Employees, and plans to continue using this method to account for stock options. Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements in these financial statements.

     Use of Estimates and Certain Significant Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Forward Looking Statements

         Some of the statements under "Business" and elsewhere in this Annual Report on Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         Such factors include, among other things, those described in this Annual Report on Form 10-KSB. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-KSB.

ITEM 7. FINANCIAL STATEMENTS


         Reference is made to page F-1 herein for the Index to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 5, 2003, Malone & Bailey, PLLC or Malone, resigned as the independent auditor of Green Power.

         In anticipation of Malone's resignation, the board of directors approved the engagement of Watts & Scobie, CPAs as the independent auditor for the fiscal year ended May 31, 2003, to be effective upon Malone's resignation. Historical reports filed by us after the exchange are those of GPEH Corp., the continuing reporting entity, including the Annual Report on Form 10-KSB for the fiscal year ended May 31, 2003.

         The reports of Malone on our financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the financial statements for each of the two fiscal years ended May 31, 2002 and 2001, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Malone, would have caused Malone to make reference to the matter in its reports.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of May 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information concerning our officers and directors, including their ages, present principal occupations, other business experience during the last 5 years, memberships on committees of the board of directors and directorships in other publicly held companies.

        Name                   Age     Position with the Company
        ----                   ---     -------------------------

        Wayne Coverdale        51      Chief  Executive  Officer,  President and
                                       Director
        Moez Nagji             58      Vice President,  Chief Financial Officer,
                                       Treasurer and Director
        Steve Stanko           38      Executive Vice President and Director
        Mark Justus            45      Vice President/Operations
        Carl J. Fernandes      62      Secretary


         Mr. Wayne Coverdale, Chief Executive Officer and President. Mr. Coverdale has served the Company since April 23, 2003 and holds similar positions with GPEH Corp. and Green Power Kenansville, LLC. Mr. Coverdale has considerable experience in the design, development, construction, and operation of small power production facilities, including coal bed methane and biomass. From 1999 through 2000 Mr. Coverdale was President of Green Power Group, Inc., no affiliation to our company, where he directed the development and engineering for the conversion of a coal gasification co-generation plant to a biomass gasification co-generation plant. From 1997 through 1999, Mr. Coverdale was President of Philpower Corporation where he directed the engineering and design of a 27 Megawatt power plant and a 2,000 ton per day material handling facility. From 1993 through 1997, Mr. Coverdale was Vice President of Alternative Fuels, Inc., where he developed coal bed methane reserves and negotiated purchase agreements.

         Mr. Moez Nagji, Vice President, Chief Financial Officer and Treasurer. Mr. Nagji has served the Company in those capacities since April 23, 2003. Mr. Nagji holds similar capacities with GPEH Corp. and Green Power Kenansville, LLC. Since 1996, Mr. Nagji has owned and operated a pollution abatement equipment manufacturing company named M&W Industries in North Carolina. Previously, he was a technology manager and business development manager for Union Carbide, where he worked for over 20 years. Mr. Nagji holds 14 US patents and has developed several successful proprietary processes.

         Mr. Steve Stanko, Executive Vice President. Mr. Stanko has served the Company since April 23, 2003. Mr. Stanko holds similar capacities with GPEH Corp. and Green Power Kenansville, LLC. Mr. Stanko is responsible for procuring TDF and wood for the Kenansville facility. Mr. Stanko is also the owner of RBS Enterprises, Inc., one of the parties from whom we acquire wood for fuel used at our Kenansville facility. Mr. Stanko's extensive management experience includes owning and directing commercial waste hauling concerns as well as wood recycling and grinding businesses. He served as District Sales Manager for 15 years at BFI, the second largest waste hauling company in the world, which was later acquired by Allied Waste, Inc.

         Mr. Mark Justus, Vice President/Operations. Mr. Justus has served as our Vice President/Operations since April 23, 2003. Mr. Justus joined GPEH Corp. in March 2002. From May 2001 to February 2002, Mr. Justus served as a consultant for JMC Engineering in Billings, Montana, where he was in charge of project
development  related  to  plant  design,   equipment  purchase,  power  contract
negotiation and permitting. From 1993 through 2000, Mr. Justus acted as consultant for Calla Energy Partners, Biomass Energy, Inc., Eagle Bend Energy, Southern Power Company, Philpower, and Alternate Fuels Corp., providing various services related to the development and operation of power facilities. From November 1990 through mid 1993, Mr. Justus served as Vice President at Mid-South Cogeneration where he supervised the design and construction of wood-fired cogeneration plants.

         Mr.  Carl  Fernandes,  Secretary.  Mr.  Fernandes  has  served  as  our
Secretary since April 23, 2003. Mr. Fernandes previously served as Vice President and General Counsel of Johnson Mathey Investments, Ltd., a United Kingdom based precious metals company, and prior to that as Vice President, General Counsel for Arco Polymers, Inc. a subsidiary of Atlantic Richfield Company. For the past 18 years, Mr. Fernandes has been in private corporate practice and is presently with Stewart & Associates, a Delaware corporate practice boutique.

Committees of the Board of Directors

         We currently do not have standing audit, nominating or compensation committees. We intend, however, to establish an audit committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options), including compensation of executive officers.

ITEM 10. EXECUTIVE COMPENSATION

     Executive Officers

         Our Board appoints the executive officers to serve at the discretion of the Board until the next annual meeting of the Board of Directors. Wayne Coverdale, Chief Executive Officer and President and a director of the Company, and Moez Nagji, Vice President, Chief Financial Officer, Treasurer and a
director are the only officers to receive $100,000 or more in annual compensation. Directors are not paid a fee for attending scheduled and special meetings of the board of directors. We do reimburse each director for reasonable travel expenses related to such director's attendance at board of directors. We intend to reimburse each director for reasonable travel expenses related to such director's attendance committee meetings.

     Compensation Table

         The following Summary Compensation Table sets forth, for the years indicated, all cash compensation paid, distributed or accrued for services, including salary and bonus amounts, rendered in all capacities for the company to its Chief Executive Officer and all other executive officers who received or are entitled to receive remuneration in excess of $100,000 during the referenced periods.


     Summary Compensation Table


                Name/Title                              Annual Compensation (1)
--------------------------------------------------------------------------------
                                             Year       Salary          Bonus
                                           ---------  ------------  ------------
    Wayne Coverdale, President, Chief        2003      $264,433          -0-
      Executive Officer and Director(2)
    Moez Nagji, Vice President, Chief
      Financial Officer and Director         2003      $119,436          -0-
--------------------
(1) Annual Compensation does not include the cost to the Company for health and welfare benefits received by the above-named officers. The aggregate amounts of such personal benefits did not exceed the lesser of $50,000 or 10% of the total annual compensation of such officer.
(2) Of this amount, $100,000 was received in the form of a promissory note. See "Certain Relationships and Related Transactions" below.

     Employment Agreements


         We have not entered into any employment agreements with any of our employees.

     Stock Option Plan

         Green Power Energy Holdings Corp. (fka. Dr. Owl Online, Inc.) 2001 Stock Option Plan ("Plan"). The following is a summary of the material terms of the Plan. As of the date of this Annual Report, no options have been granted under this Plan.

         The Plan provides for grants of stock options to officers (including officers who are also directors) of the Company or its subsidiaries, other employees of the Company or its subsidiaries, directors of the Board as well as independent contractors and consultants who perform valuable services for the company or its subsidiaries. By encouraging stock ownership, the Company seeks to attract, retain and motivate such participants and to encourage such participants to devote their best efforts to the business and financial success of the Company.

         General. Subject to adjustment in certain circumstances as discussed below, the Plan authorized up to three million shares of common stock for issuance pursuant to the terms of the Plan. If and to the extent grants under the Plan expire or are terminated for any reason without being exercised, or the shares subject to a grant are forfeited, the shares of our common stock subject to such grant will again be available for grant under the Plan.

         Administration of the Plan. Unless our Board determines otherwise, the Plan is administered and interpreted by a committee, or the Committee, of the board of directors consisting of not fewer than two persons appointed by the board of directors from among its members, each of whom shall qualify as a "Non-Employee Director" as defined in Rule 16b-3(b)(3) under the Securities Exchange Act of 1934 and as an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code of 1986, or the Code, and the Treasury Regulations thereunder. The Committee has the sole authority to determine (i) persons to whom grants may be made under the Plan, (ii) the type, size and other terms and conditions of each grant, (iii) the time when the grants will be made and the duration of any applicable exercise or restriction period, including the criteria for vesting and the acceleration of vesting, and (iv) any other matters arising under the Plan. The Committee has full power and authority to administer and interpret the Plan, to make factual determinations and to adopt or amend such rules, regulations, agreements and instruments for implementing the Plan and for conduct of its business as it deems necessary or advisable, in its sole discretion. The Board expects to appoint a Compensation Committee to serve as this Committee.

         Grants. Grants under the Plan may consist of (i) options intended to qualify as incentive stock options, or ISOs, within the meaning of section 422 of the Code or (ii) so-called "non-qualified stock options" that are not intended to so qualify, or NQSOs.

         Options. The option price of any ISO granted under the Plan will not be less than the fair market value of the underlying shares of common stock on the date of grant. The option price of a NQSO may be greater than, equal to or less than the fair market value of the underlying shares of common stock on the date of grant. The Committee will determine the term of each option, provided however, the exercise period of any ISO granted under the Plan may not exceed 10 years from the date of grant, and the exercise period of an NQSO may not exceed 15 years from the date of grant. A participant may pay the option price (i) in cash, (ii) with the approval of the Committee, by delivering shares of common stock owned by the participant and having a fair market value on the date of exercise equal to the option price or (iii) by a combination of the foregoing. The participant may instruct the company to deliver the shares of common stock due upon the exercise to a designated broker instead of to the participant.

         Amendment and Termination of the Plan. The Board may amend or terminate the Plan at any time; provided that the Board may not amend the Plan, without stockholder approval, to (i) increase (except for increases due to the adjustments discussed below) the aggregate number of shares of common stock for which grants may be made thereunder, (ii) increase the individual limit of shares of common stock for which grants may be made to any single individual under the Plan, (iii) modify the requirements as to eligibility to participate in the Plan or (iv) make any amendment that requires stockholder approval pursuant to Section 162(m) of the Code.

         Adjustment Provisions. Subject to the change of control provisions described below, in the event of certain transactions identified in the Plan, the Committee may appropriately adjust (i) the number of shares of common stock (and the option price per share) subject to the un-exercised portion of any outstanding options, (ii) the number of shares of common stock covered by outstanding grants, (iii) the number of shares of common stock for which grants may be made under the Plan and (iv) the individual limit of shares for which grants may be made to any individual under the Plan, and such adjustments shall be effective and binding for all purposes of the Plan.

         Change of Control of the Company. In the event of a Change in Control, as defined in the Plan, (1) each outstanding stock option will become fully exercisable on the day before such Change in Control, or on such earlier date selected by the Committee, and (2) the Committee may either (i) by giving written notice, cancel all or any portion of the exercisable portion of such stock option (including a portion that has become exercisable by acceleration) that remains unexercised on such date, or (ii) by giving written notice, cancel all or any portion of the exercisable portion of such stock option in exchange for the payment of the Change in Control Price, as defined in the Plan, which payment may be made in cash or in property payable in the transaction, or both.

         Section 162(m). Under Section 162(m) of the Code, the Company may be precluded from claiming a federal income tax deduction for total remuneration in excess of $1,000,000 paid to the chief executive officer or to any of the other four most highly compensated officers in any one year. Total remuneration includes amounts received upon the exercise of stock options granted under the Plan and the value of shares received when shares of restricted stock become vested (or such other time when income is recognized). An exception does exist, however, for "performance-based compensation," including amounts received upon the exercise of stock options pursuant to a plan approved by stockholders that meets certain requirements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth, as of September 8, 2003, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group.

                                    Shares   Beneficially  Percentage  of Shares
Name                                Owned (1)              Beneficially Owed (2)
----------------------------------  ---------------------  ---------------------
AD Justus Trust (3)(5)............  3,053,125              15.2%
Wayne Coverdale (5)...............  3,053,125              15.2%
Moez Nagji (5)....................  2,733,125              13.6%
Steve Stanko (5)..................  3,133,125              15.6%
Officers and directors as a group
(3 persons) (4)...................  8,919,375              44.3%
---------------
(1) Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of September 8, 2003 by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2) Based upon  20,142,500  shares of common stock  outstanding  on September 8,
2003.
(3) Mark Justus, Green Power's Vice President/Operations has voting power over the shares held by the referenced trust. Mr. Justus disclaims any ownership interest beneficial or otherwise in the referenced shares.
(4)  Represents  3 persons  and  includes  shares of common  stock for which the present executive officers or directors exercise voting rights but disclaim beneficial ownership.
(5) Includes 75,000 shares of the Company's common stock which were pledged to secure $1,215,000 of indebtedness of the Company pursuant to the loan and security agreement among the Company, Green Power Kenansville, LLC and certain lenders dated as of August 18, 2003 described under "Business; Recent Financings" above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 15, 2003, GPEH Corp. executed a promissory note in the principal amount of $900,000 payable to MIG, LLC, a North Carolina limited liability company. Moez Nagji, our Vice President, Chief Financial Officer, Treasurer and Director, is a member of MIG, LLC. Under the terms of this note, GPEH Corp. is obligated to pay equal monthly amounts of principal and interest, accruing at the rate of 12% per annum, for a period of 2 years with the first payment being due February 20, 2004. The note may be paid at any time and shall be subordinate to any debenture or any other form of debt instrument issued to raise capital for payment of the Kenansville, North Carolina power facility.

         On April 15, 2003, GPEH Corp. executed a promissory note in favor of Gova & Co. in the principal amount of $300,000. Zool Gova, a principal of Gova & Co. owns 988,200 shares of our common stock. The note matures on April 15, 2004, at which point the unpaid principal balance will become due and payable. GPEH Corp. may prepay all or any portion of the principal without penalty at any time. GPEH Corp. is obligated to pay interest monthly commencing May 2003 on the unpaid principal balance of the note at the rate of 10% per annum. This note is also subordinated to any debenture or other form of debt instrument issued to raise capital necessary to complete the acquisition of the Kenansville North Carolina Power Facility.

         On April 15, 2003, GPEH Corp. executed a promissory note in the principal amount of $100,000 payable to Wayne Coverdale. Mr. Coverdale is our Chief Executive Officer and President, as well as a member of our Board. Under the terms of this note, GPEH Corp. is obligated to pay equal monthly amounts of principal and interest, accruing at the rate of 12% per annum, for a period of two years with the first payment being due February 20, 2004. The note may be paid at any time and shall be subordinate to any debenture or any other form of debt instrument issued to raise capital for payment of the Kenansville North Carolina Power Facility.

         We are a party to a wood supply agreement with RBS Enterprises, Inc. pursuant to which we receive a fee for taking away wood designated by RBS Enterprises, Inc., which is then used as a fuel source for our plant. Mr. Steve Stanko, Executive Vice President and a director of the Company, is the owner of RBS Enterprises, Inc. We believe the terms of this agreement to be fair and similar to those obtainable from third parties. Mr. Stanko is entitled to receive an annual salary of $60,000 for devoting up to 30% of his time to serving our company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     Statements filed as part of this Report:


         1. Consolidated Financial Statements


         See "Index to Consolidated Financial Statements" on page F-1 of this Report.


     Exhibits


         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:

         Exhibit 10.18 - Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

         Exhibit 31.1 - Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

         Exhibit 31.2 - Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

         Exhibit 32.1 - Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350


         Exhibit  32.2 -  Statement  Financial  Officer  Furnished  Pursuant  To
         Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350



Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
2.1* Securities Exchange Agreement, dated as of April 17, 2003, by and between Dr. Owl Online, Inc. and certain stockholders of GPEH Corp.

3.1* Certificate of Incorporation of the registrant, dated as of May 1, 2003.

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
3.2*     Bylaws of the registrant.

3.3* Certificate of Ownership and Merger merging Dr. Owl Online, Inc. with and into Green Power Energy Holdings Corp.

10.1* Securities Purchase Agreement between Green Power Energy Holdings, LLC and Cogentrix of North Carolina, Inc. dated as of August 9, 2002
         (exhibits and schedules have been omitted and are available upon request).

10.2* Security Agreement dated as of September 12, 2002 by and among Green Power Energy Holdings, LLC, Cogentrix Eastern Carolina, LLC and Cogentrix of North Carolina, Inc.

10.3* Operation Agreement for qualifying facilities with generating capacity greater than five MW dated January 1, 2003 between Green Power Kenansville, LLC and Carolina Power & Light Company; Application for Standard Contract by qualifying co-generator dated December 20, 2002 between Green Power Kenansville, LLC and Carolina Power & Light Company; Carolina Power & Light Company terms and conditions for the purchase of electric power.

10.4* Steam Purchase Contract dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.5* First Amendment to Steam Purchase Contract dated August 1, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc.

10.6* Ground Lease dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.7* First Amendment to Ground Lease dated December 16, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc., and United States Trust Company of New York.

10.8* Second Amendment to Ground Lease dated July 6, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina Corporation.

10.9* Third Amendment to Ground Lease dated December 29, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina, LLC.

10.10* Railroad Transportation Contract No. CSXT-C-82011 dated October 15, 2002 between CSX Transportation, Inc. and Green Power Kenansville, LLC.

10.11* Wood Fuel Supply Agreement dated March 1, 2002 by and between RBS Enterprises, Inc. and Green Power Energy Holdings, LLC.

10.12* Wood Fuels Supply Agreement dated March 6, 2002 by and between Waste Connections, Inc. and Green Power Energy Holdings, LLC.

10.13* Tire Derived Fuel Supply Agreement dated April 3, 2003 by and between Wylie and Associates and Green Power Energy Holdings, LLC.

10.14* Promissory Note dated April 15, 2003 in the principal amount of $300,000 payable to Gova & Co.

10.15* Promissory Note dated April 15, 2003 in the principal amount of $100,000 payable to Wayne Coverdale.

10.16* Promissory Note dated April 15, 2003 in the principal amount of $900,000 payable to MIG, LLC.

10.17* Management Consulting Agreement dated April 28, 2003 by and between Green Power Energy Holdings Corp. and Medallion Capital Corp.

10.18+ Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

16.1*    Malone & Bailey, PLLC Response Letter, dated May 5, 2003.

21.1*    Subsidiaries of the registrant.

Exhibit
Number   Description of Exhibit
-------  -----------------------------------------------------------------------
23.1#    Consent of Watts & Scobie, CPA's dated July 3, 2003

31.1+ Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

31.2 Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.1 Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.2 Statement Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350
-----------------
* Previously filed as exhibits to the Company's Current Report on Form 8-K as filed on May 6, 2003 with the Commission which are incorporated herein by reference.

# Previously filed as an exhibit to the Company's Current Report on Form 8-K/A as filed on July 7, 2003 with the Commission which is incorporated herein by reference.

+ Filed herewith.


     Reports on Form 8-K


         The Company filed a Current Report on Form 8-K with the SEC on May 6, 2003 reporting, (i) the Change in Control of the Company; (ii) the Acquisition or Disposition of Assets; (iii) Change in the Company's Certifying Accountant and (iv) Financial Statements, Pro Forma Financial Information and Exhibits filed as part of the Current Report.

         The Company filed a Current Report on Form 8-K/A with the SEC on July 7, 2003 to supplement the exhibits previously filed on the Company's Form 8-K referenced above to include the Consent of Watts & Scobie, CPA's dated July 3, 2003.

         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended May 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Green Power Energy Holdings, Corp.

Dated: September 15, 2003                         By: /s/ Wayne Coverdale
                                                     ---------------------------
                                                     Wayne Coverdale
                                                     President
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  September 15, 2003                        By: /s/ WAYNE COVERDALE
                                                     ---------------------------
                                                     Wayne Coverdale
                                                     Chief Executive Officer
                                                     Director


Dated:  September 15, 2003                        By: /s/ MOEZ NAGJI
                                                     ---------------------------
                                                     Moez Nagji
                                                     Chief Financial Officer
                                                     Director


Dated:  September 15, 2003                        By: /s/ STEVE STANKO
                                                     ---------------------------
                                                     Steve Stanko
                                                     Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Auditors......................................        F-2
Audited Financial Statements
   Consolidated Balance Sheet.......................................        F-3
   Consolidated Statement of Operations.............................        F-4
   Consolidated Statements of Stockholders' Equity (Deficit)........        F-5
   Consolidated Statements of Cash Flows............................        F-6
Notes to Consolidated Financial Statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Officers and Directors
Green Power Energy Holdings Corp.
Wilmington, NC


         We have audited the accompanying consolidated balance sheet of Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) and Subsidiary as of May 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Dr. Owl Online, Inc. as of May 31, 2002, were audited by other auditors, whose report dated July 3, 2002, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Power Energy Holdings Corp. and Subsidiary as of May 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has an immediate but unresolved need to obtain significant long-term financing that raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to this matter is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                    /s/ Watts & Scobbie
                                                    -------------------

Watts & Scobbie
Raleigh, North Carolina
August 27, 2003

                Green Power Energy Holdings Corp. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2003

                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $    17,885
     Trade accounts receivable                                          490,481
     Inventories                                                        252,136
     Prepaid expenses                                                   105,328
                                                                    -----------
         Total current assets                                           865,830
                                                                    -----------

PROPERTY, PLANT AND EQUIPMENT:
     Plant                                                            5,225,576
     Machinery and equipment                                          1,204,763
     Office equipment and vehicles                                       68,664
                                                                    -----------
         Total                                                        6,499,003
     Less accumulated depreciation                                     (207,764)
                                                                    -----------
         Net property and equipment                                   6,291,239
                                                                    -----------

OTHER ASSETS                                                            322,307
                                                                    -----------

         Total assets                                               $ 7,479,376
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and bank overdraft                            $ 1,038,832
     Other current liabilities                                          245,545
     Payable to Cogentrix of North Carolina, Inc.                     6,239,812
     Current portion of note payable to officer/stockholder               6,942
     Current portion of other notes payable                             879,651
                                                                    -----------
         Total current liabilities                                    8,410,782
                                                                    -----------

DEFERRED INCOME                                                       1,330,550
                                                                    -----------

DEFERRED INCOME TAXES                                                      --
                                                                    -----------
LONG-TERM DEBT:
     Note payable to officer/stockholder                                 93,058
     Other notes payable                                              1,077,182
                                                                    -----------
         Total long-term debt                                         1,170,240
                                                                    -----------

MINORITY INTEREST IN SUBSIDIARY                                            --
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                              --
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par; authorized 10,000,000 shares;
       issued and outstanding, none                                        --
     Common stock, $.0001 par; authorized 50,000,000 shares;
       issued and outstanding, 20,142,500 shares                          2,014
     Additional paid-in capital                                          45,686
     Accumulated deficit                                             (3,479,896)
                                                                    -----------


         Total stockholders' equity (deficit)                        (3,432,196)
                                                                    -----------

         Total liabilities and stockholders' equity (deficit)       $ 7,479,376
                                                                    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                Green Power Energy Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    For the years ended May 31, 2003 and 2002

                                                       2003            2002
                                                   ------------    ------------

REVENUES:
     Electric and steam sales                      $  2,766,257    $       --
                                                   ============    ============


OPERATING COSTS AND EXPENSES:
     Fuels consumed                                   1,850,781
     Employee compensation and payroll taxes          1,469,765
     Operations and maintenance costs                   725,605
     General and administrative expenses              1,781,618          39,562
     Depreciation                                       207,763
     Interest and amortization of debt discount         341,452
                                                   ------------    ------------
         Total operating expenses                     6,376,984          39,562
                                                   ------------    ------------

EARNINGS (LOSS) BEFORE MINORITY INTEREST             (3,610,727)        (39,562)

MINORITY INTEREST IN SUBSIDIARY'S LOSS                   72,000            --
                                                   ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                  (3,538,727)        (39,562)

PROVISION FOR INCOME TAXES                                 --              --

NET EARNINGS (LOSS)                                $ (3,538,727)   $    (39,562)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.16)   $      (0.00)

Weighted average common shares outstanding           21,737,917      22,056,042


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.


                Green Power Energy Holdings Corp. and Subsidiary
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    For the years ended May 31, 2003 and 2002

                                                         2003                            2002
                                              ----------------------------    ---------------------------

                                                 Shares          Amount          Shares         Amount
                                              ------------    ------------    ------------   ------------
COMMON STOCK:
     Beginning of year                          22,057,000    $      2,206      22,019,500   $      2,202
     Shares cancelled                          (20,000,000)         (2,000)
     Stock split 5-for-2                         3,085,500             308
     Shares issued                              15,000,000           1,500          37,500              4
                                              ------------    ------------    ------------   ------------

     End of year                                20,142,500           2,014      22,057,000          2,206
                                              ============    ============    ============   ============

ADDITIONAL PAID-IN CAPITAL:
     Beginning of year                                              63,994                         45,248
     Proceeds from issuance of common stock
       in excess of par                                                                            18,746
     Effect of stock split                                            (308)
     Effect of stock cancellation                                  (18,000)
                                                              ------------                   ------------

     End of year                                                    45,686                         63,994
                                                              ------------                   ------------

ACCUMULATED DEFICIT:
     Beginning of year                                             (67,669)                       (28,107)
     Capital contributions to subsidiary                           128,000
     Effect of stock issuance in merger                             (1,500)
     Net loss                                                   (3,538,727)                       (39,562)
                                                              ------------                   ------------

     End of year                                                (3,479,896)                       (67,669)
                                                              ------------                   ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          $ (3,432,196)                  $     (1,469)
                                                              ============                   ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.


                Green Power Energy Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the years ended May 31, 2003 and 2002

                                                                                      2003           2002
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss for year                                                             $(3,538,727)   $   (39,562)
     Adjustments to reconcile net loss to net cash used by operating activities:
         Deferred income                                                             1,330,550
         Depreciation                                                                  207,763
         Amortization of debt discount                                                 274,278
         Non-cash payment for services                                                 100,000
         Minority interest in subsidiary loss                                          (72,000)
     Changes in assets and liabilities:
         Trade accounts receivable (increase) decrease                                (410,196)
         Inventory (increase) decrease                                                  95,405
         Prepaid expenses (increase) decrease                                           (8,294)
         Other assets (increase) decrease                                               65,242
         Accounts payable increase (decrease)                                          875,831         11,346
         Other current liabilities increase (decrease)                                 245,545
                                                                                   -----------    -----------
              Net cash used by operating activities                                   (834,603)       (28,216)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments on acquisition of subsidiary                                            (300,000)
     Redemption of capital stock                                                       (20,000)
     Acquisition of property and equipment                                            (780,651)
     Loans made, net of repayments                                                     (45,510)
                                                                                   -----------    -----------
              Net cash used by investing activities                                 (1,146,161)          --
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                            18,750
     Cash received in acquisition of Cogentrix Eastern Carolina, LLC                   538,772
     Capital contributions by LLC members                                              200,000
     Proceeds from MIG loan                                                            900,000
     Proceeds from other loans                                                         750,000
     Payment on debt to Cogentrix                                                     (400,000)
                                                                                   -----------    -----------
              Net cash provided by financing activities                              1,988,772         18,750
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                          8,008         (9,466)

CASH AT BEGINNING OF YEAR                                                                9,877         19,343
                                                                                   -----------    -----------

CASH AT END OF YEAR                                                                $    17,885    $     9,877
                                                                                   ===========    ===========


                Green Power Energy Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the years ended May 31, 2003 and 2002

                                                                         2003           2002
                                                                     -----------    -----------
SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                   $     4,958    $       916
                                                                     ===========    ===========


     Income taxes paid                                               $      --      $      --
                                                                     ===========    ===========
     Non-cash investing and financing activities:
         Purchases of insurance and equipment via installment debt   $   306,833    $      --
                                                                     ===========    ===========

         Note issued to officer for services                         $   100,000    $      --
                                                                     ===========    ===========

         Capital stock issued in merger                              $     1,500    $      --
                                                                     ===========    ===========


         Acquisition of Cogentrix Eastern Carolina, LLC:
              Cash                                                   $   538,772    $
              Other current assets                                       458,262
              Property and equipment                                   5,752,395
              Other assets                                               342,039
              Current liabilities assumed                               (151,656)
                                                                      ----------
                  Total                                                6,939,812
              Cash payments                                              300,000
                                                                     -----------
              Payable to Cogentrix of North Carolina, Inc.           $ 6,639,812    $      --
                                                                     ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Nature of Operations. Green Power Energy Holdings Corp. (GPEH) operates a facility in Kenansville, North Carolina - for the cogeneration of electricity and steam. All sales are made to two customers, Progress Energy Carolinas, Inc. and Guilford Mills, Inc.

         Principles of Consolidation and Minority Interest. The consolidated financial statements for the year ended in 2003 include the accounts of Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) and its predecessor, Green Power Energy Holdings, LLC for the twelve months ended May 31, 2003 and those of its 90%-owned subsidiary, Green Power Kenansville, LLC (formerly Cogentrix Eastern Carolina, LLC) for the period from September 12, 2002 (date of acquisition) through May 31, 2003. All material intercompany transactions have been eliminated in consolidation. (See also Note 13).

         The financial statements for the year ended in 2002 include only the accounts of the former Dr. Owl Online, Inc., since Green Power Energy Holdings Corp., its predecessor and its subsidiary did not exist at that time.

         The remaining 10% interest in Green Power Kenansville, LLC (GPK) is owned by MIG, LLC. A significant stockholder of GPEH is also a 28% member of MIG. Consequently, for purposes of consolidation, only that portion which is not under common ownership (72% of MIG) is reflected as a minority interest. Losses applicable to this minority interest have been limited to the minority interest investment in the members' equity of the subsidiary of $72,000. Consequently, there is no amount to reflect as minority interest in the balance sheet.

         Cash Equivalents. The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

         Inventories. Inventories consist of coal and other fuels, which are stated at the lower of first-in, first-out cost or market.

         Prepaid expenses. Prepaid expenses consist principally of insurance premiums, which are amortized over the periods covered by the respective insurance policies.

         Property and Depreciation. Property and equipment is stated at cost. Expenditures for major renewals and betterments that extend the useful lives of the assets are capitalized. Maintenance and repairs are charged to expense as incurred.

         Depreciation is computed using the straight-line method over the estimated remaining useful lives of the related assets, as follows:

               Plant                                     25 years
               Machinery and equipment                   5-7 years
               Office equipment and vehicles             3-7 years

         Other Assets. Other assets consist principally of repair parts for the plant machinery and equipment. These items are classified as non-current because there is no certainty that they will be used within the coming year.

         Income taxes. No federal or state income taxes are payable by the LLCs. Instead, the owners of those companies report their shares of the Company's taxable income or loss on their respective individual or corporate income tax returns.

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         ------------------------------------------------------

         The income tax accounting for certain transactions differs from the accounting methods used for financial statement purposes. Accordingly, the net income or loss of the Company for income tax purposes may differ from the amounts reported for financial statement purposes.

         Allowance for doubtful accounts. Due to the limited number of customers, uncollectible amounts, if any, are determined and adjusted monthly. There were no uncollectible amounts at May 31, 2003 and no amounts were written off during 2003 or 2002.

         Advertising. The Company expenses all advertising costs as incurred. There were no significant advertising costs for 2003 or 2002.

         Tipping fees. Revenues from tipping fees are recognized as the related materials (waste wood and shredded tires) are received and consumed. The tipping fees related to all such materials not yet consumed will be treated as deferred income.

         Emission allowances. Revenues from emission allowances (see Note 11) are recognized when the NOx monitoring period for each year has expired and the Company's repurchase obligation, if any, is known with certainty.

         Long-lived assets. Impairment of long-lived assets is recorded when indicators of such impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value.

         Environmental remediation and compliance. Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from these estimates.

         Net earnings (loss) per common share. Basic net earnings (loss) per common share is computed using the weighted average number of common shares outstanding during the period. The Company had no stock options, warrants or other such potentially-dilutive securities outstanding at May 31, 2003.

         Goodwill and other intangible assets. Intangible assets with finite lives are amortized over their respective useful lives. Other such assets are periodically evaluated for impairment and written off accordingly. (See also
Note 12).

2.       ASSET ACQUISITION AND DEBT DISCOUNT:
         -----------------------------------

         In September 2002, the Company acquired Cogentrix Eastern Carolina, LLC from its parent corporation, Cogentrix of North Carolina, Inc. The purchase method was used to account for the acquisition and the purchase price was allocated as follows:

                Cash                            $   538,772
                Receivables                          80,285
                Inventory                           347,541
                Prepaid expenses                     30,436
                Property and equipment            5,752,395
                Other assets                        342,039
                Liabilities assumed                (151,656)
                                                -----------
                         Net acquisition cost   $ 6,939,812
                                                ===========

         The Company paid $300,000 of the cost in cash. All the assets acquired were pledged under an asset purchase security agreement requiring additional payments of $400,000 in April 2003 and $6,239,812 in June 2003. (See also Note
13).

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The additional payments due were non-interest bearing. Consequently, these amounts were discounted at a 6% annual rate. The resulting discount, $274,278, has been applied to reduce the cost of the property and equipment listed above and amortized as interest expense over the original life of the related debt.

3.       NOTES PAYABLE AND LONG-TERM DEBT:
         --------------------------------

Notes payable and long-term debt at May 31, 2003 consists of:

        Payable to Cogentrix of North Carolina, Inc., due in
           June 2003 (See also Notes 2 and 13)                      $ 6,239,812
        Commercial property and liability premium installment
           note, due in monthly payments of $21,121 through
           August 2003, including interest at 5.5%                       63,363
        Worker's compensation premium installment note, due
           in monthly payments of $3,235 through June 2003,
           including interest at 11.1%                                    3,235
        Equipment installment note, due in monthly payments
           of $2,477 through March 2007, including interest
           at 11.2%, collateralized by the related equipment            113,948
        Equipment installment note, due in monthly payments
           of $2,645 through April 2008, including interest
           at 3.0%, collateralized by the related equipment             158,729
        Note payable to officer/stockholder, 12%, due in monthly
           payments of $5,157 beginning February
           2004. (See * below). 100,000 Note payable to investment
        firm, principal due in
           full on April 15, 2004, interest at 10% payable
           monthly beginning May 2003.  (See * below)                   300,000
        Note payable to MIG, LLC, 12%, due in monthly
           payments of $46,411 beginning February 2004.  (See
           * below)                                                     900,000
        Note payable to investment firm, 10%, principal and
           interest due July 2004, unsecured                             50,000
        Loan payable to officer/stockholder, due June 15,
           2003, non-interest bearing, unsecured                         40,000
        Loans payable to other individuals, due June 15,
           2003, non-interest bearing, unsecured                         60,000
        Note payable to investment firm, principal due in
           full on May 1, 2004, non-interest bearing,
           unsecured                                                    300,000
                                                                    -----------
                 Total                                                8,329,087
                 Less unamortized interest expense                      (32,442)
                 Less current portion                                (7,126,405)
                                                                    -----------
                 Net long-term debt                                 $ 1,170,240
                                                                    ===========

         The maturities of principal due on the above debts may be summarized as follows:

                 Year ending May 31:
                      2004                                          $ 7,126,405
                      2005                                              637,758
                      2006                                              449,799
                      2007                                               54,007
                      2008 and later                                     28,676
                                                                    ------------
                          Total                                     $ 8,296,645
                                                                    ===========

         *These notes are collateralized by the assets of the Company, but are subordinated to the payable to Cogentrix or to any debt that replaces the Cogentrix debt.

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       RETIREMENT PLAN AND STOCK OPTION PLAN:
         -------------------------------------

         The Company has adopted a 401(k) profit-sharing plan that covers all employees over the age of 21 who have completed one-half year of service, as defined. The service and age requirements were waived for all otherwise eligible employees employed on December 31, 2002. Employees may elect to defer up to the maximum percentage of salary allowed by law. The Company may also make discretionary matching contributions, determined annually. The matching contribution for 2003 was $16,866.

         In 2001, the Company adopted an Incentive Stock Options Plan, under which options to purchase 3,000,000 shares of common stock may be granted to employees, officers, directors and consultants of the Company. Options granted under the Plan may consist of (i) options intended to qualify as incentive stock options, or ISOs, within the meaning of section 422 of the Internal Revenue Code or (ii) so-called "non-qualified stock options" that are not intended to so qualify. Options granted under the Plan generally expire five to ten years after the date of grant. No options have been granted under this Plan.

5.       INCOME TAXES:
         ------------

         Income taxes may be summarized as follows:

                                                        2003           2002
                                                     -----------    -----------

     Loss before income taxes                        $(3,538,727)   $   (39,562)
     Portion of loss incurred by LLC companies
        and allocated to unrelated owners              1,699,197           --
                                                     -----------    -----------
     Losses of regular corporations                   (1,839,530)       (39,562)
                                                     -----------    -----------
     Timing differences:
          Startup costs                                  286,482           --
          Deferred revenues                            1,330,550           --
          Depreciation                                  (487,884)          --
                                                     -----------    -----------
              Total                                    1,129,148           --
          Less portion to minority interest              110,493           --
                                                     -----------    -----------
              Net timing differences                   1,018,655           --
                                                     -----------    -----------
     Taxable income (loss) of regular corporations
        for current year                                (820,875)       (39,562)
     Unused loss carryover from 2001                        --          (28,107)
                                                     -----------    -----------
              Total                                      (67,669)   $   (67,669)
                                                     -----------    ===========
     Cumulative net operating loss carryover of
        corporations                                 $  (888,544)
                                                     ===========

         Since there is no assurance that this loss will benefit the Company in future years, no deferred tax benefit has been recognized in the accompanying consolidated financial statements.

6.       START UP EXPENSES AND MERGER EXPENSES:
         -------------------------------------

         The Company incurred legal, consulting and other costs related to its initial business investigation, feasibility studies, investigation of possible supply sources and financing opportunities, and general contract review as well as the initial organizational activities. These costs totaled approximately $390,000 and are included in general and administrative expenses in the accompanying consolidated financial statements.

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       START UP EXPENSES AND MERGER EXPENSES (CONTINUED):
         -------------------------------------------------

         The Company incurred legal, accounting, consulting and other costs related to the merger described in Note 12. These costs totaled approximately $640,000 and are included in general and administrative expenses in the accompanying consolidated financial statements.

7.       RELATED PARTY TRANSACTIONS:
         --------------------------

         Prior to April 15, 2003 MIG, LLC had advanced the Company $500,000. This amount was non-interest bearing but interest has been accrued through April 15 at an annual rate of 12%. This accrual may be converted to a capital contribution at some later date. MIG advanced an additional $400,000 in April 2003 and the entire $900,000 advance was then replaced by the promissory note described in Note 3.

         In April 2003 the Company issued a $100,000 note payable, as described in Note 3, to an officer/shareholder for services. In May 2003 the Company borrowed $40,000 from an officer/shareholder as described in Note 3. In May
2003, the Company paid an officer/shareholder $18,000 for rental of machinery and equipment.

         The Company's primary legal counsel is also an officer of the Company. During 2003, the Company incurred approximately $350,000 for the legal services of his firm with respect to formation of the Company, negotiation of long-term supply contracts, customer contracts and leases, acquisition of the subsidiary, arrangements for long-term financing, etc. Although some or all of these legal services may benefit the Company in future years, there is no assurance of this result, and therefore management has elected to record the entire $350,000 as current expense. None of this amount had been paid at May 31, 2003 and no interest has been accrued on this debt.

8.       CONCENTRATIONS OF CREDIT RISK:
         -----------------------------

         Financial instruments that potentially subject the Company to credit risk consist principally of temporary cash investments and trade accounts receivable. The Company maintains its cash balances in one financial institution. Consequently, cash deposits in excess of the federally insured limit are subject to the risk that the institution will not pay when the cash is requested. There were no excess deposits at May 31, 2003.

         The Company currently has only two customers. The loss of either customer could have a severe impact on the Company's future operations and viability. The Company has contracts for the sale of steam and electricity through 2012. (See Notes 10 and 11).

9.       ENVIRONMENTAL REGULATIONS:
         -------------------------

         The Company's daily operations include activities which are subject to federal and state environmental regulations. Compliance with these regulations has not had, nor does management expect such compliance to have, any material effect on expected capital expenditures, net income, financial position or competitive position of the Company. The Company believes its current practices and procedures comply with the applicable regulations. (See also Note 11).

10.      LEASES AND OTHER COMMITMENTS:
         ----------------------------

         The Company has various operating leases, as follows:

         Ground lease for plant - $1 per year through March 2012, with automatic renewals for one additional ten-year period and one additional five-year period, unless otherwise agreed to in writing by both parties. The property is leased from Guilford Mills, Inc. (See also
         Note 11).

                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Railroad track lease - $9,000 per year through September 2003, with automatic annual renewals, unless terminated in writing by either party. Upon renewal, the annual lease cost will be increased by an amount based on a Consumer Price Index formula.

         Railroad land lease - $1,740 per year through September 2003, with automatic annual renewals, unless terminated in writing by either party.

         The Company has an exclusive electricity sales contract with Progress Energy Carolinas, Inc. effective through December 2012. The contract provides for various energy and capacity rates and specifies an annual maximum of energy to be purchased. This contract requires the Company to pay a monthly facilities charge of $20,730.

         The Company has a purchase agreement for coal of a specified quality through November 2003. The agreement establishes minimum and maximum monthly purchases. The Company has also agreed to pay certain costs of a coal procurement service and a fee for coal purchases from suppliers obtained by the procurement service.

         The future minimum obligations under the terms of these leases and contracts for the next five years are as follows:

                       2004                     $424,841
                       2005                      248,761
                       2006                      248,761
                       2007                      248,761
                       2008                      248,761

11.      OTHER COMMITMENTS AND CONTINGENCIES:
         -----------------------------------

         The Company has a steam sales contract with Guilford Mills, Inc. through March 2012, with automatic renewals for one additional ten-year period and one additional five-year period, unless otherwise agreed to in writing by both parties. The agreement specifies a minimum/maximum amount of steam to be purchased at a rate adjusted annually based on the percentage increase in the delivered cost of coal.

         The Company has two agreements that provide for the supply of waste wood fuels for which the Company will receive a "tipping fee" of $35-$38 per ton. The agreements continue through 2013, with an option to renew for an additional ten-year period. One of these agreements is with a company controlled by an owner of the Company.

         The Company also has a tire-derived fuel (TDF) supply agreement which provides for a "tipping fee" of $15 per ton. This agreement continues through 2013 with an option to renew for an additional ten-year period.

         Under the terms of the Company's facility land lease, it is required to remove all improvements, including machinery and equipment, at the end of the lease term. Management believes that the cost to remove these items cannot be accurately estimated at this time, but will not exceed the salvage value that would be realized from the machinery and equipment.

         In 2003, under recently-enacted laws, the Company received from the Environmental Protection Agency (EPA) certain "emission allowances" for the years 2004-2008 with respect to the nitrous oxide (NOx) emitted by its power generation plant in excess of the base levels set by the EPA. The Company expects that it will be able to operate below the EPA's base NOx levels in those years and therefore sold its emission allowances to other power companies for approximately $1,300,000 during the year ended May 31, 2003 and $400,000 in June 2003. If the Company exceeds the base NOx levels in future years, it may have to repurchase some or all of these allowances or to acquire NOx abatement equipment.


                GREEN POWER ENERGY HOLDINGS CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      MERGER, OTHER STOCK TRANSACTIONS AND GOODWILL:

                  In April 2003, Green Power Energy Holdings, LLC (GPH) was converted into a regular corporation and merged with Dr. Owl Online, Inc. (OWL), a publicly-held corporation which had no significant assets or business operations. Just prior to this merger, OWL redeemed
         20,000,000 shares of its common stock from an officer/stockholder for $38,654 and effected a 5-for-2 stock split on the remaining outstanding shares.

                  The cost of the common stock redeemed exceeded the related par value and additional paid-in capital accounts of Owl by $18,654. This amount was recorded as goodwill, evaluated for impairment and charged off as current expense.

                  As a result of these events, the former owners of GPH hold 74% of the capital stock of Green Power Energy Holdings Corp., the surviving parent company. This merger is expected to facilitate the Company's access to sufficient capital to provide operational funding, short-term debt liquidation and expansion.

13.      SUBSEQUENT EVENTS:

                  After May 31, 2003, Cogentrix of North Carolina, Inc. agreed to extend the due date for the $6,239,812 payment described in Note 2 to December 15, 2003. The Company paid Cogentrix an extension fee of $100,000 and is paying Cogentrix interest at 10% during this extension period. The Company is negotiating with several prospective lenders to secure long-term financing.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED):
         ------------------------------------

                                                First          Second         Third         Fourth
                                               Quarter        Quarter        Quarter        Quarter
                                             -----------    -----------    -----------    -----------
Year ended May 31, 2003:
     Operating revenues                      $      --      $   514,713    $ 1,359,219    $   892,325
     Operating income (loss)                    (104,431)      (957,438)    (1,307,414)      (899,992)
     Net earnings (loss)                        (104,431)      (982,530)    (1,414,209)    (1,037,557)
     Basic and diluted net loss per common
       share                                       (0.01)         (0.05)         (0.06)         (0.04)
Year ended May 31, 2002:
     Operating revenues                             --             --             --             --
     Operating income (loss)                     (18,912)        (5,734)        (1,808)       (13,108)
     Net earnings (loss)                         (18,912)        (5,734)        (1,808)       (13,108)
     Basic and diluted net loss per common
       share                                        0.00           0.00           0.00           0.00