Form 10QSB
period 2003-08-31
GREEN POWER ENERGY HOLDINGS CORP
filed 2003-10-15
CIK 1143653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                  --------------------------------------------


                                   FORM 10-QSB

         [Mark One]

[X]      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2003
                                       OR

[_]      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number 333-65768

                        GREEN POWER ENERGY HOLDINGS CORP.
             (Exact name of Registrant as Specified in Its Charter)


          Delaware                                   No. 76-0672297
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
     of Incorporation)

                               3212 Wickford Drive
                           Wilmington, North Carolina
                    (Address of Principal Executive Offices)

                                 (910) 392-7690
              (Registrant's Telephone Number, Including Area Code)

                          ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X        NO
                                ---         ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES    NO X
                                               ---   ---

Indicate the number of share outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                       Shares outstanding as of October 8, 2003
            -----                       ----------------------------------------
Common stock, par value $.001                        20,142,500

                Green Power Energy Holdings Corp. and Subsidiary

                                      INDEX


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.                                              Page
                                                                            ----

Consolidated Balance Sheet as of August 31, 2003                              1

Consolidated Statements of Operations
for the three months ended August 31, 2003 and 2002                           2

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
for the three months ended August 31, 2003 and 2003                           3

Consolidated Statements of Cash Flows
for the three months ended August 31, 2003 and 2002                           4

Notes to Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis or Plan of Operation.           5

Item 3.  Controls and Procedures.                                             7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     8

Signatures                                                                   11

Exhibit Index                                                                12

Item 1.  Financial Statements.

                Green Power Energy Holdings Corp. and Subsidiary
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2003

                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $     9,860
   Trade accounts receivable                                            536,483
   Inventories                                                           11,100
   Prepaid expenses                                                      40,071
                                                                    -----------
         Total current assets                                           597,514
                                                                    -----------


PROPERTY, PLANT AND EQUIPMENT:
   Plant                                                              5,225,576
   Machinery and equipment                                            1,440,224
   Office equipment and vehicles                                         69,064
                                                                    -----------
         Total                                                        6,734,864
   Less accumulated depreciation                                        307,020
                                                                    -----------
         Net property and equipment                                   6,427,844
                                                                    -----------

OTHER ASSETS                                                            278,182
                                                                    -----------

         Total assets                                               $ 7,303,540
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and bank overdraft                              $ 1,167,172
   Other current liabilities                                            459,907
   Payable to Cogentrix of North Carolina, Inc.                       5,239,812
   Current portion of note payable to officer/stockholder                19,748
   Current portion of other notes payable                               938,341
                                                                    -----------
         Total current liabilities                                    7,824,980
                                                                    -----------

DEFERRED INCOME                                                       1,736,550
                                                                    -----------

DEFERRED INCOME TAXES                                                      --
                                                                    -----------

LONG-TERM DEBT:
   Note payable to officer/stockholder                                   80,252
   Other notes payable                                                2,164,294
                                                                    -----------
         Total long-term debt                                         2,244,546
                                                                    -----------

MINORITY INTEREST IN SUBSIDIARY                                            --
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                              --
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par; authorized 10,000,000 shares;
     issued and outstanding, none                                          --
   Common stock, $.0001 par; authorized 50,000,000 shares;
     issued and outstanding, 20,142,500 shares                            2,014
   Additional paid-in capital                                            45,686
   Accumulated deficit                                               (4,550,236)
                                                                    -----------
         Total stockholders' equity (deficit)                        (4,502,536)
                                                                    -----------

         Total liabilities and stockholders' equity (deficit)       $ 7,303,540
                                                                    ===========


    THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL
                                   STATEMENT.

                Green Power Energy Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended August 31, 2003 and 2002


                                                       2003            2002
                                                   ------------    ------------

REVENUES:
   Electric sales, steam sales and other           $  1,696,831    $       --
                                                   ------------    ------------

OPERATING COSTS AND EXPENSES:
   Fuels consumed                                     1,101,480
   Employee compensation and payroll taxes              624,379
   Operations and maintenance costs                     310,961
   General and administrative expenses                  340,239             686
   Depreciation                                          99,257
   Interest and loan fees                               325,958
                                                   ------------    ------------

         Total operating expenses                     2,802,274             686
                                                   ------------    ------------

EARNINGS (LOSS) BEFORE INCOME TAXES                  (1,105,443)           (686)

PROVISION FOR INCOME TAXES                                 --              --
                                                   ------------    ------------

NET EARNINGS (LOSS)                                $ (1,105,443)   $       (686)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.05)   $      (0.00)

Weighted average common shares outstanding           20,142,500      22,057,000






    THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL
                                   STATEMENT.


                Green Power Energy Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
               For the three months ended August 31, 2003 and 2002

                                                       2003                            2002
                                           ----------------------------    ---------------------------
                                              Shares          Amount          Shares         Amount
                                           ------------    ------------    ------------   ------------
COMMON STOCK:
   Beginning of period                       20,142,500    $      2,014      22,057,000   $      2,206
   Shares issued                                   --              --              --             --
                                           ------------    ------------    ------------   ------------
   End of period                             20,142,500           2,014      22,057,000          2,206
                                           ============    ------------    ============   ------------

ADDITIONAL PAID-IN CAPITAL:
   Beginning of period                                           45,686                         63,994
                                                           ------------                   ------------
   End of period                                                 45,686                         63,994
                                                           ------------                   ------------

ACCUMULATED DEFICIT:
   Beginning of period                                       (3,479,896)                       (67,669)
   Contribution to capital of subsidiary                         35,103                           --
   Net loss                                                  (1,105,443)                          (686)
                                                           ------------                   ------------

   End of period                                             (4,550,236)                       (68,355)
                                                           ------------                   ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       $ (4,502,536)                  $     (2,155)
                                                           ============                   ============













    THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL
                                   STATEMENT.


                    Green Power Holdings Corp. and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended August 31, 2003 and 2002

                                                                         2003           2002
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss for period                                                $(1,105,443)   $      (686)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Deferred income                                                      406,000
     Depreciation                                                          99,257
   Changes in assets and liabilities:
     Trade accounts receivable (increase) decrease                        (46,003)
     Inventory (increase) decrease                                        241,036
     Prepaid expenses (increase) decrease                                  65,257
     Other assets (increase) decrease
     Accounts payable increase (decrease)                                 128,340
     Other current liabilities increase (decrease)                        214,362
                                                                      -----------    -----------
         Net cash provided (used) by operating activities                   2,806           (686)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                 (235,861)
   Loans made, net of repayments                                           44,125
                                                                      -----------    -----------
         Net cash used by investing activities                           (191,736)          --
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions by LLC members                                    35,103
   Proceeds from new loans                                              1,382,000
   Repayment of loans from officer/stockholder                            (50,000)
   Repayment of other notes and loans                                  (1,186,198)
                                                                      -----------    -----------
         Net cash provided by financing activities                        180,905           --
                                                                      -----------    -----------

NET DECREASE IN CASH                                                       (8,025)          (686)

CASH AT BEGINNING OF PERIOD                                                17,885          9,877
                                                                      -----------    -----------

CASH AT END OF PERIOD                                                 $     9,860    $     9,191
                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Interest and loan fees paid                                        $   193,467    $      --
                                                                      ===========    ===========

   Income taxes paid                                                  $      --      $      --
                                                                      ===========    ===========


    THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL
                                   STATEMENT.

                Green Power Energy Holdings Corp. and Subsidiary
                         NOTE TO CONSOLIDATED FINANCIAL
                      STATEMENTS For the three months ended
                            August 31, 2003 and 2002


1.       Basis of Presentation:
         ----------------------

         The accompanying unaudited interim consolidated financial statements of Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) and Subsidiary ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and current rules of the Securities and Exchange Commission ("SEC"). They should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest annual report filed with the SEC on Form 10KSB.

         In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the Company's financial position and results of operations for the interim periods presented are reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         Notes to the financial statements which would substantially duplicate the disclosures contained in the Company's audited consolidated financial statements for the year ended May 31, 2003, as reported in the Form 10KSB noted above, have been omitted.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations
------------------

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

Results of Operations
---------------------

         GPEH Corp. was originally organized on May 20, 2002. Our revenues for the quarter ended August 31, 2003 were $1,696,831. Based on our limited operating history, we do not believe that an analysis of our financial condition from our inception through August 31, 2003 would be meaningful.

     For the quarter ended August 31, 2003, we have experienced losses of approximately $1,105,500, principally as a result of the conversion of the plant to mixed-fuel use, startup costs and merger expenses.

     As stated in our auditor's report attached to the financial statements constituting part of our Annual Report on Form 10-KSB for our year ended May 31, 2003, substantial doubt exists about our ability to continue as a going concern.

Liquidity and Capital Resources
-------------------------------

         At August 31, 2003, we had approximately $9,860 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

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

Off-Balance Sheet Transactions and Related Matters
--------------------------------------------------

         There are no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships of the Company with unconsolidated entities or other persons that have, or may have, a material effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Company.

Use of Estimates and Certain Significant Estimates
--------------------------------------------------

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

Forward Looking Statements
--------------------------

         Some of the statements made in this Quarterly Report on Form 10-QSB constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Item 3.  Controls and Procedures.

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

         The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of August 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 1.  Legal Proceedings.

In the normal course of business, various claims are made against the Company. At this time, in the opinion of management, there are no pending claims the outcome of which are expected to result in a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item. 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB:


Exhibit
Number          Description of Exhibit
--------        ----------------------------------------------------------------
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

Exhibit
Number          Description of Exhibit
--------        ----------------------------------------------------------------
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

10.12* Wood Fuels Supply Agreement dated March 6, 2002 by and between Waste Connections, Inc. and Green Power Energy Holdings, LLC.

10.13* Tire Derived Fuel Supply Agreement dated April 3, 2003 by and between Wylie and Associates and Green Power Energy Holdings, LLC.

10.14* Promissory Note dated April 15, 2003 in the principal amount of $300,000 payable to Gova & Co.

10.15* Promissory Note dated April 15, 2003 in the principal amount of $100,000 payable to Wayne Coverdale.

10.16* Promissory Note dated April 15, 2003 in the principal amount of $900,000 payable to MIG, LLC.

Exhibit
Number          Description of Exhibit
--------        ----------------------------------------------------------------
10.17*          Management  Consulting  Agreement  dated  April 28,  2003 by and between Green Power Energy Holdings Corp. and Medallion  Capital
                Corp.

10.18# Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

31.1+           Statement  of Chief  Executive  Officer  Furnished  Pursuant  To
                Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

31.2+           Statement  of Chief  Financial  Officer  Furnished  Pursuant  To
                Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.1+           Statement  of Chief  Executive  Officer  Furnished  Pursuant  To
                Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.2+ Statement Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

-----------------
* Previously filed as exhibits to the Company's Current Report on Form 8-K as filed on May 6, 2003 with the Commission which are incorporated herein by reference.

# Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB as filed on September 15, 2003 with the Commission which is incorporated herein by reference.

+ Filed herewith.

(b)      Reports on Form 8-K

None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign on behalf of the registrant as well as in his capacity as Chief Financial Officer.


                                              Green Power Energy Holdings, Corp.

Dated: October 15, 2003                       By: /s/ Wayne Coverdale
                                                 -------------------------------
                                                 Wayne Coverdale
                                                 President
                                                 Chief Executive Officer

Exhibit Index:


Exhibit
Number          Description of Exhibit
--------        ----------------------------------------------------------------
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

10.8* Second Amendment to Ground Lease dated July 6, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina Corporation.

10.9* Third Amendment to Ground Lease dated December 29, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina, LLC.

10.10* Railroad Transportation Contract No. CSXT-C-82011 dated October 15, 2002 between CSX Transportation, Inc. and Green Power Kenansville, LLC.

Exhibit
Number          Description of Exhibit
--------        ----------------------------------------------------------------
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

10.14* Promissory Note dated April 15, 2003 in the principal amount of $300,000 payable to Gova & Co.

10.15* Promissory Note dated April 15, 2003 in the principal amount of $100,000 payable to Wayne Coverdale.

10.16* Promissory Note dated April 15, 2003 in the principal amount of $900,000 payable to MIG, LLC.

10.17* Management Consulting Agreement dated April 28, 2003 by and between Green Power Energy Holdings Corp. and Medallion Capital Corp.

10.18# Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

31.1+           Statement  of Chief  Executive  Officer  Furnished  Pursuant  To
                Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

31.2+           Statement  of Chief  Financial  Officer  Furnished  Pursuant  To
                Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.1+           Statement  of Chief  Executive  Officer  Furnished  Pursuant  To
                Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.2+ Statement Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

-----------------
* Previously filed as exhibits to the Company's Current Report on Form 8-K as filed on May 6, 2003 with the Commission which are incorporated herein by reference.

# Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB as filed on September 15, 2003 with the Commission which is incorporated herein by reference.

+ Filed herewith.