Form 10QSB
period 2003-11-30
GREEN POWER ENERGY HOLDINGS CORP
filed 2004-01-21
CIK 1143653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[Mark One]

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-65768

GREEN POWER ENERGY HOLDINGS CORP.

(Exact name of Registrant as Specified in Its Charter)

Delaware	No. 76-0672297
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

3212 Wickford Drive

Wilmington, North Carolina

(Address of Principal Executive Offices)

(910) 392-7690

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO ☒

Indicate the number of share outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Shares outstanding as of January 20, 2003
Common stock, par value $.001	20,142,500

Green Power Energy Holdings Corp. and Subsidiary

1

Item 1. Financial Statements.

Green Power Energy Holdings Corp. and Subsidiary

CONSOLIDATED BALANCE SHEET

November 30, 2003

ASSETS

CURRENT ASSETS:
Cash	$575,994
Trade accounts receivable	22,291
Inventories	68,105
Prepaid expenses	44,101

Total current assets	710,491

PROPERTY, PLANT AND EQUIPMENT:
Plant	5,225,576
Machinery and equipment	1,647,497
Office equipment and vehicles	85,980

Total	6,959,053
Less accumulated depreciation	414,437

Net property and equipment	6,544,616

OTHER ASSETS	278,182

Total assets	$7,533,289

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and bank overdraft	$1,628,810
Other current liabilities	590,671
Payable to Cogentrix of North Carolina, Inc.	5,239,812
Current portion of note payable to officer/stockholder	42,943
Current portion of other notes payable	1,161,677

Total current liabilities	8,663,913

DEFERRED INCOME	1,744,550

DEFERRED INCOME TAXES	—

LONG-TERM DEBT:
Note payable to officer/stockholder	67,057
Other notes payable	3,140,321

Total long-term debt	3,207,378

MINORITY INTEREST IN SUBSIDIARY	—

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.001 par; authorized 10,000,000 shares; issued and outstanding, none	—

Common stock, $.0001 par; authorized 50,000,000 shares; issued and outstanding, 20,142,500 shares	2,014
Additional paid-in capital	45,686
Accumulated deficit	(6,130,242)

Total stockholders’ equity (deficit)	(6,082,442)

Total liabilities and stockholders’ equity (deficit)	$7,533,289

THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

Green Power Energy Holdings Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

For the quarter and six months ended November 30, 2003 and 2002

	Quarter		Six Months
	2003	2002 (Restated)	2003	2002 (Restated)
REVENUES:
Electric sales, steam sales and other	$511,102	$514,714	$2,207,933	$514,714

OPERATING COSTS AND EXPENSES:
Fuels consumed	514,003	433,513	1,615,483	433,513
Employee compensation and payroll taxes	598,385	317,205	1,222,764	317,205
Operations and maintenance costs	310,127	267,726	621,088	267,726
General and administrative expenses	288,480	391,477	628,719	495,908
Depreciation	107,416	62,230	206,673	62,230
Interest and loan fees	296,162	97,093	622,120	97,093

Total operating expenses	2,114,573	1,569,244	4,916,847	1,673,675

LOSS BEFORE MINORITY INTEREST	(1,603,471)	(1,054,530)	(2,708,914)	(1,158,961)
MINORITY INTEREST IN SUBSIDIARY LOSS	—	72,000	—	72,000

LOSS BEFORE INCOME TAXES	(1,603,471)	(982,530)	(2,708,914)	(1,086,961)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,603,471)	$(982,530)	$(2,708,914)	$(1,086,961)

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.13)	$(0.05)
Weighted average common shares outstanding	20,142,500	22,057,000	20,142,500	22,057,000

THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

Green Power Energy Holdings Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

For the quarter and six months ended November 30, 2003 and 2002

	Quarter
	2003		2002 (Restated)
	Shares	Amount	Shares	Amount
COMMON STOCK:
Beginning of period	20,142,500	$2,014	22,057,000	$2,206
Shares issued	—	—	—	—

End of period	20,142,500	2,014	22,057,000	2,206

ADDITIONAL PAID-IN CAPITAL:
Beginning of period		45,686		63,994

End of period		45,686		63,994

ACCUMULATED DEFICIT:
Beginning of period		(4,550,236)		(172,100)
Contribution to capital of subsidiary		23,455		128,000
Net loss		(1,603,471)		(982,530)

End of period		(6,130,252)		(1,026,630)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		$(6,082,552)		$(960,430)

	Six Months
	2003		2002 (Restated)
	Shares	Amount	Shares	Amount
COMMON STOCK:
Beginning of period	20,142,500	$2,014	22,057,000	$2,206
Shares issued	—	—	—	—

End of period	20,142,500	2,014	22,057,000	2,206

ADDITIONAL PAID-IN CAPITAL:
Beginning of period		45,686		63,994

End of period		45,686		63,994

ACCUMULATED DEFICIT:
Beginning of period		(3,479,896)		(67,669)
Contribution to capital of subsidiary		58,558		128,000
Net loss		(2,708,914)		(1,086,961)

End of period		(6,130,252)		(1,026,630)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		$(6,082,552)		$(960,430)

THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

Green Power Holdings Corp. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the quarter and six months ended November 30, 2003 and 2002

	Quarter		Six Months
	2003	2002 (Restated)	2003	2002 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for period	$(1,603,471)	$(982,530)	$(2,708,914)	$(1,086,961)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income	8,000	—	414,000	—
Depreciation	107,416	62,230	206,673	62,230
Amortization of debt discount	—	81,431	—	81,431
Minority interest in subsidiary loss	—	(72,000)	—	(72,000)
Changes in assets and liabilities:
Trade accounts receivable (increase) decrease	514,193	(188,332)	468,190	(188,332)
Inventory (increase) decrease	(57,005)	196,835	184,031	196,835
Prepaid expenses (increase) decrease	(4,030)	(93,626)	61,227	(93,626)
Other assets (increase) decrease	—	51,939	—	51,939
Accounts payable increase (decrease)	461,638	111,786	589,978	221,492
Other current liabilities increase (decrease)	130,764	55,483	345,126	55,483

Net cash provided (used) by operating activities	(442,495)	(776,784)	(439,689)	(771,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment on acquisition of subsidiary		(300,000)	—	(300,000)
Acquisition of property and equipment	(224,189)	(15,982)	(460,050)	(15,982)
Loans made, net of repayments	—	(90,210)	44,125	(90,210)

Net cash used by investing activities	(224,189)	(406,192)	(415,925)	(406,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	23,455	200,000	58,558	200,000
Proceeds from new loans	1,232,622	500,000	2,614,622	500,000
Cash received in acquisition of subsidiary	—	538,772	—	538,772
Repayment of notes and loans	(23,259)	(20,176)	(1,259,457)	(20,176)

Net cash provided by financing activities	1,232,818	1,218,596	1,413,723	1,218,596

NET DECREASE IN CASH	566,134	35,620	558,109	40,895
CASH AT BEGINNING OF PERIOD	9,860	15,152	17,885	9,877

CASH AT END OF PERIOD	$575,994	$50,772	$575,994	$50,772

SUPPLEMENTAL DISCLOSURES:
Interest and loan fees paid	$88,308	$946	$281,775	$946

Income taxes paid	$—	$—	$—	$—

THE ACCOMPANYING NOTE IS AN INTEGRAL PART OF THIS CONSOLIDATED FINANCIAL STATEMENT.

Green Power Energy Holdings Corp. and Subsidiary

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2003 and 2002

1.	Basis of Presentation:

The accompanying unaudited interim consolidated financial statements of Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) and Subsidiary (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and current rules of the Securities and Exchange Commission (“SEC”). They should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-KSB.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of the Company’s financial position and results of operations for the interim periods presented are reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the Company’s audited consolidated financial statements for the year ended May 31, 2003, as reported in the Form 10-KSB noted above, have been omitted.

2.	Restatement of Prior Year Amounts:

In the consolidated statements of operations, changes in stockholders’ equity and cash flows, various amounts have been restated to include the accounts of Green Power Energy Holdings, LLC, for periods prior to its merger into Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) in April 2003. The purpose of this restatement is to provide comparative operating information and to be consistent with the quarterly data reported in the Company’s Form 10-KSB for the year ended May 31, 2003.

3.	Subsequent Events:

In December 2003, the Company obtained temporary postponement of the due date on its $5.2 million debt to Cogentrix and arranged for other short-term financing in January 2004 to liquidate most of the Cogentrix debt. The Company has recently obtained a tentative commitment for new long-term financing of $11 million, which will be used to liquidate virtually all of its other current and long-term debt and provide additional working capital. Management expects this refinancing to be consummated in late January 2004.

4.	Payroll Withholdings:

In September, October and November 2003, the Company failed to remit to the IRS and other agencies certain taxes and other amounts withheld from employee payrolls. These liabilities, together with the related interest and estimated penalties, are included in the accompanying consolidated financial statements. The Company also failed to remit such withholdings for December 2003 and early January 2004. Management has discussed this matter with federal and state tax authorities and intends to rectify all of these failures by February 1, 2004, and believes that some of the penalties can be abated.

5.	Additional Notes Payable:

During the six months ended November 30, 2003, the Company incurred new short-term and long-term debt, as follows:

Notes payable to various individuals and trusts, principle due in August 2005, interest at 15% payable monthly, collateralized by Company stock and subject to warrants for purchase of up to 600,000 shares of Company stock at $1.00 per share after August 2004.	$2,400,000
Notes and loans payable to various persons all due within one year, interest at 10-12% payable at maturity, unsecured.	183,000
Workers’ Compensation premium installment note, due in monthly payments of $3,677 through June 2004, including interest at 11%.	31,622

Total	$2,614,622

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operations

We are a generator and wholesaler of electric power to electric utilities serving the retail electric market. We currently own and operate a 38-megawatt cogeneration facility in Kenansville, North Carolina, which has governmental permits to burn a variety of fuels. Our business strategy is to acquire and operate power facilities similar to our cogeneration facility in Kenansville, North Carolina throughout the eastern United States and to vertically integrate into the fuel gathering and processing business in order to secure alternative and biomass fuels to be utilized by our power generation facilities. We have entered into a five year contract with Norfolk Southern Railroad (“N/S”) to rail the fuels to the Kenansville Facility. The N/S contract was executed in December 2003 and not only has set cost for transportation and delivery from Sparrows Point, Maryland to the plant’s fuel yard in Kenansville, North Carolina, but also has provisions for fuel deliveries from potential sites throughout the eastern United States.

Along with our efforts to source transfer stations, we are evaluating and discussing the purchase of another North Carolina power plant that would be fueled by a future transfer station. As of the date of this filing, no definitive agreements or understandings have been reached regarding the terms and conditions of any additional acquisitions.

We follow the accrual basis of accounting in accordance with generally accepted accounting principles and have a year-end of May 31.

Results of Operations

Green Power Energy Holdings Corp. was originally organized on May 20, 2002. Our revenues for the quarter ended November 30, 2003 were $511,102, and revenues for the six month period also ended November 30, 2003 were $2,207,933. Based on our limited operating history, we do not believe that an analysis of our financial condition from our inception through November 30, 2003 would be meaningful.

For the quarter ended November 30, 2003, we experienced net losses of approximately $1,603,471, while for the six month period ended November 30, 2003, we experienced cumulative net losses of approximately $2,708,914, principally as a result of the conversion of the plant to mixed fuel use, startup costs and merger expenses. To date, the new fuel feeding equipment has been installed at the Kenansville power plant facility and biomass fuel is being transported and delivered from Sparrows Point, Maryland to the Kenansville power plant’s fuel yard by N/S. The plant is operating on biomass and alternative fuels continuously and we believe it should be at full capacity by March 31, 2004.

Liquidity and Capital Resources

At November 30, 2003, we had approximately $575,994 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annuls basis in the future.

As of January 15, 2004, we had an outstanding balance owed to Cogentrix of North Carolina, Inc. (“Cogentrix”) for the purchase of Kenansville facility of $100,000.

In December 2003 we negotiated a reduction in the purchase price of the facilities and paid approximately $4.2 million toward the purchase price. Monies paid to Cogentrix were acquired from loans to us by third parties. Approximately $3 million is payable on or before December 21, 2004 and the remaining amounts must be paid during the periods ranging from August 2004 through 2005. We have a tentative bank commitment for an $11,000,000 loan which is expected to close at the end of January 2004. We believe that with this loan, we will be able to repay all existing indebtedness, execute our plan to operate the Kenansville plant and satisfy our financial obligations for the next twelve months. We plan to raise additional capital in the near future to continue operations and move forward with our future growth plan. If we are unable to obtain permanent long-term financing, we believe we will be able to meet our working capital requirements during the next twelve months. However, we will be required to raise additional capital during the next twelve months to satisfy our current indebtedness and implement our acquisition strategy.

Off Balance Sheet Transactions and Related Matters

We have no off balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Such factors include, among other things, those described in this Quarterly Report on Form 10-QSB. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-QSB.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.

We carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of November 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to our material information (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In the normal course of business, various claims are made against us. At this time, in the opinion of our management, there are no pending claims the outcome of which are expected to result in a material adverse effect on our consolidated financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item. 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB:

Exhibit Number	Description of Exhibit
2.1*	Securities Exchange Agreement, dated as of April 17, 2003, by and between Dr. Owl Online, Inc. and certain stockholders of GPEH Corp.

3.1*	Certificate of Incorporation of the registrant, dated as of May 1, 2003.

3.2*	Bylaws of the registrant.

3.3*	Certificate of Ownership and Merger merging Dr. Owl Online, Inc. with and into Green Power Energy Holdings Corp.

10.1*	Securities Purchase Agreement between Green Power Energy Holdings, LLC and Cogentrix of North Carolina, Inc. dated as of August 9, 2002 (exhibits and schedules have been omitted and are available upon request).

10.2*	Security Agreement dated as of September 12, 2002 by and among Green Power Energy Holdings, LLC, Cogentrix Eastern Carolina, LLC and Cogentrix of North Carolina, Inc.

Exhibit Number	Description of Exhibit
10.3*	Operation Agreement for qualifying facilities with generating capacity greater than five MW dated January 1, 2003 between Green Power Kenansville, LLC and Carolina Power & Light Company; Application for Standard Contract by qualifying co-generator dated December 20, 2002 between Green Power Kenansville, LLC and Carolina Power & Light Company; Carolina Power & Light Company terms and conditions for the purchase of electric power.

10.4*	Steam Purchase Contract dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.5*	First Amendment to Steam Purchase Contract dated August 1, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc.

10.6*	Ground Lease dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.7*	First Amendment to Ground Lease dated December 16, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc., and United States Trust Company of New York.

10.8*	Second Amendment to Ground Lease dated July 6, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina Corporation.

10.9*	Third Amendment to Ground Lease dated December 29, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina, LLC.

10.10*	Railroad Transportation Contract No. CSXT-C-82011 dated October 15, 2002 between CSX Transportation, Inc. and Green Power Kenansville, LLC.

10.11*	Wood Fuel Supply Agreement dated March 1, 2002 by and between RBS Enterprises, Inc. and Green Power Energy Holdings, LLC.

10.12*	Wood Fuels Supply Agreement dated March 6, 2002 by and between Waste Connections, Inc. and Green Power Energy Holdings, LLC.

10.13*	Tire Derived Fuel Supply Agreement dated April 3, 2003 by and between Wylie and Associates and Green Power Energy Holdings, LLC.

10.14*	Promissory Note dated April 15, 2003 in the principal amount of $300,000 payable to Gova & Co.

10.15*	Promissory Note dated April 15, 2003 in the principal amount of $100,000 payable to Wayne Coverdale.

10.16*	Promissory Note dated April 15, 2003 in the principal amount of $900,000 payable to MIG, LLC.

10.17*	Management Consulting Agreement dated April 28, 2003 by and between Green Power Energy Holdings Corp. and Medallion Capital Corp.

Exhibit Number	Description of Exhibit

10.18#	Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

10.19+	Loan Agreement dated December 29, 2003 by and between Silver Dollar VI, LLC, a Colorado limited liability company, and Green Power, Kenansville, LLC, a North Carolina limited liability company.

10.20+	Loan Agreement dated December 29, 2003 by and between Silver Dollar VII, LLC, a Colorado limited liability company, and Green Power, Kenansville, LLC, a North Carolina limited liability company.

31.1+	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

31.2+	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.1+	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.2+	Statement Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

* Previously filed as exhibits to the Company’s Current Report on Form 8-K as filed on May 6, 2003 with the Commission which are incorporated herein by reference.

# Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB as filed on September 15, 2003 with the Commission which is incorporated herein by reference.

+ Filed herewith.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized to sign on behalf of the registrant as well as in his capacity as Chief Financial Officer.

Green Power Energy Holdings, Corp.

Dated: January 20, 2004	By:	/s/ Wayne Coverdale

Wayne Coverdale President Chief Executive Officer

Exhibit Index:

Exhibit Number	Description of Exhibit

2.1*	Securities Exchange Agreement, dated as of April 17, 2003, by and between Dr. Owl Online, Inc. and certain stockholders of GPEH Corp.

3.1*	Certificate of Incorporation of the registrant, dated as of May 1, 2003.

3.2*	Bylaws of the registrant.

3.3*	Certificate of Ownership and Merger merging Dr. Owl Online, Inc. with and into Green Power Energy Holdings Corp.

10.1*	Securities Purchase Agreement between Green Power Energy Holdings, LLC and Cogentrix of North Carolina, Inc. dated as of August 9, 2002 (exhibits and schedules have been omitted and are available upon request).

10.2*	Security Agreement dated as of September 12, 2002 by and among Green Power Energy Holdings, LLC, Cogentrix Eastern Carolina, LLC and Cogentrix of North Carolina, Inc.

10.3*	Operation Agreement for qualifying facilities with generating capacity greater than five MW dated January 1, 2003 between Green Power Kenansville, LLC and Carolina Power & Light Company; Application for Standard Contract by qualifying co-generator dated December 20, 2002 between Green Power Kenansville, LLC and Carolina Power & Light Company; Carolina Power & Light Company terms and conditions for the purchase of electric power.

10.4*	Steam Purchase Contract dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.5*	First Amendment to Steam Purchase Contract dated August 1, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc.

10.6*	Ground Lease dated November 30, 1984 between Guilford Mills, Inc. and Cogentrix Leasing Corporation.

10.7*	First Amendment to Ground Lease dated December 16, 1991 between Guilford Mills, Inc. and Cogentrix of North Carolina, Inc., and United States Trust Company of New York.

10.8*	Second Amendment to Ground Lease dated July 6, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina Corporation.

10.9*	Third Amendment to Ground Lease dated December 29, 2000 between Guilford Mills, Inc. and Cogentrix Eastern Carolina, LLC.

10.10*	Railroad Transportation Contract No. CSXT-C-82011 dated October 15, 2002 between CSX Transportation, Inc. and Green Power Kenansville, LLC.

10.11*	Wood Fuel Supply Agreement dated March 1, 2002 by and between RBS Enterprises, Inc. and Green Power Energy Holdings, LLC.

Exhibit Number	Description of Exhibit

10.12*	Wood Fuels Supply Agreement dated March 6, 2002 by and between Waste Connections, Inc. and Green Power Energy Holdings, LLC.

10.13*	Tire Derived Fuel Supply Agreement dated April 3, 2003 by and between Wylie and Associates and Green Power Energy Holdings, LLC.

10.14*	Promissory Note dated April 15, 2003 in the principal amount of $300,000 payable to Gova & Co.

10.15*	Promissory Note dated April 15, 2003 in the principal amount of $100,000 payable to Wayne Coverdale.

10.16*	Promissory Note dated April 15, 2003 in the principal amount of $900,000 payable to MIG, LLC.

10.17*	Management Consulting Agreement dated April 28, 2003 by and between Green Power Energy Holdings Corp. and Medallion Capital Corp.

10.18#	Form of Loan and Security Agreement, including promissory note, pledge agreement and warrant, dated August 18, 2003, among Green Power Energy Holdings Corp., Green Power Kenansville, LLC and certain Lenders identified therein

10.19+	Loan Agreement dated December 29, 2003 by and between Silver Dollar VI, LLC, a Colorado limited liability company, and Green Power, Kenansville, LLC, a North Carolina limited liability company.

10.20+	Loan Agreement dated December 29, 2003 by and between Silver Dollar VII, LLC, a Colorado limited liability company, and Green Power, Kenansville, LLC, a North Carolina limited liability company.

31.1+	Statement of Chief Executive Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

31.2+	Statement of Chief Financial Officer Furnished Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.1+	Statement of Chief Executive Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

32.2+	Statement Financial Officer Furnished Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350

* Previously filed as exhibits to the Company’s Current Report on Form 8-K as filed on May 6, 2003 with the Commission which are incorporated herein by reference.

# Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB as filed on September 15, 2003 with the Commission which is incorporated herein by reference.

+ Filed herewith.