Form 10QSB
period 2004-02-29
GREEN POWER ENERGY HOLDINGS CORP
filed 2004-05-19
CIK 1143653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                For the quarterly period ended February 29, 2004

         Transition Report Under Section 13 or 15(d) of The Securities Exchange ------- Act of 1934


         For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-65768
                                                 -------

                        Green Power Energy Holdings Corp.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              76-0672297
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

            130 North Front Street, Wilmington, North Carolina 28401
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (910) 254-1490
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 17, 2004: 20,142,500

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                        Green Power Energy Holdings Corp.

               Form 10-QSB for the Quarter ended February 29, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Consolidated Financial Statements                                  3

  Item 2   Management's Discussion and Analysis or Plan of Operation         16

  Item 3   Controls and Procedures                                           18

Part II - Other Information

  Item 1   Legal Proceedings                                                 18

  Item 2   Changes in Securities                                             18

  Item 3   Defaults Upon Senior Securities                                   18

  Item 4   Submission of Matters to a Vote of Security Holders               18

  Item 5   Other Information                                                 18

  Item 6   Exhibits and Reports on Form 8-K                                  19


Signatures                                                                   19


Part I
Item 1 - Financial Statements

                        Green Power Energy Holdings Corp.
                           Consolidated Balance Sheets
                                February 29, 2004

                                   (Unaudited)
                                                                               February 29, 2004
                                                                               -----------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                                    $           4,500
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $ -0-                                                        4,273
   Inventories                                                                           351,796
   Prepaid expenses                                                                      108,485
                                                                               -----------------
     Total Current Assets                                                                469,054
                                                                               -----------------

Property, Plant and Equipment - at cost
   Plant                                                                               5,225,576
   Machinery and equipment                                                             1,643,263
   Office equipment and vehicles                                                          82,713
                                                                               -----------------
                                                                                       6,951,552
   Less accumulated depreciation                                                        (517,610)
                                                                               -----------------
   Net Property, Plant and Equipment                                                   6,433,942
                                                                               -----------------

Other Assets
   Loan costs and reserves                                                             1,334,857
                                                                               -----------------

Total Assets                                                                   $       8,237,853
                                                                               =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Current portion of note payable to officer/Stockholder                      $          42,943
   Current portion of notes payable                                                    1,375,000
   Accounts payable and bank overdraft                                                 2,782,263
   Other current liabilities                                                             174,277
                                                                               -----------------
   Total Current Liabilities                                                           4,374,483
                                                                               -----------------

Long-term Debt
   Note payable to officer/Stockholder, net of current maturities                         67,057
   Other long-term notes payable, net of current maturities                            9,625,000
                                                                               -----------------
   Total Liabilities                                                                  14,066,540
                                                                               -----------------

Deferred Income                                                                        1,744,550
                                                                               -----------------

Commitments and Contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     10,000,000 shares authorized.  None issued and outstanding                             --
   Common stock - $0.0001 par value
     50,000,000 shares authorized.  20,142,500 shares issued and outstanding               2,014
   Additional paid-in capital                                                             45,686
   Accumulated deficit                                                                (7,620,937)
                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                             (7,573,237)
                                                                               -----------------

Total Liabilities and Stockholders' Equity (Deficit)                           $       8,237,853
                                                                               =================


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                                                               3


                        Green Power Energy Holdings Corp.
          Consolidated Statements of Operations and Comprehensive Loss
      Nine and three months ended February 29, 2004 and February 28, 2003

                                   (Unaudited)

                                           Nine months     Nine months     Three months    Three months
                                              ended           ended           ended           ended
                                           February 29,    February 28,    February 29,    February 28,
                                               2004            2003            2004           2003
                                           ------------    ------------    ------------    ------------
Revenues
   Electricity, steam sales and other      $  2,731,725    $       --      $    523,792    $       --
                                           ------------    ------------    ------------    ------------

Operating Expenses
   Fuels consumed                             2,490,766            --           875,283            --
   Employee compensation and
     related expenses                         1,821,747            --           598,983            --
   Operating and maintenance costs            1,022,342            --           399,987            --
   General and administrative expenses        1,021,075            --           392,356            --
   Interest and loan fees                       265,557            --          (356,563)           --
   Depreciation                                 309,847            --           103,174            --
                                           ------------    ------------    ------------    ------------
     Total Operating Expenses                 6,931,334            --         2,014,487            --
                                           ------------    ------------    ------------    ------------

Loss before Provision
   for Income Taxes                          (4,199,609)           --        (1,490,695)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss                                     (4,199,609)     (1,490,695)

Other Comprehensive Income                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Comprehensive Loss                         $ (4,199,609)   $         (0)   $ (1,490,695)   $         (0)
                                           ============    ============    ============    ============

Earnings per share of common
   stock outstanding computed
   on net loss - basic and fully diluted   $      (0.21)   $      (0.00)   $      (0.07)   $      (0.00)
                                           ============    ============    ============    ============

Weighted-average number of
   shares outstanding - basic and
   fully diluted                             20,142,500            --        20,142,500            --
                                           ============    ============    ============    ============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                                                               4


                        Green Power Energy Holdings Corp.
                      Consolidated Statements of Cash Flows
            Nine months ended February 29, 2004 and February 28, 2003

                                   (Unaudited)

                                                           Nine months     Nine months
                                                             ended           ended
                                                          February 29,    February 28,
                                                              2004            2003
                                                          ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                       $ (4,199,609)           --
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Deferred income                                         414,000            --
       Depreciation                                            309,847            --
       Bad debt expense                                          9,369            --
       (Increase) Decrease in
         Accounts receivable - trade                           476,839            --
         Inventories                                           (99,660)           --
         Prepaid expenses and other assets                  (1,015,707)           --
       Increase (Decrease) in
         Accounts payable and other current liabilities      1,730,731            --
                                                          ------------    ------------
Net cash used in operating activities                       (2,374,190)           --
                                                          ------------    ------------

Cash Flows from Investing Activities
   Cash paid for property, plant and equipment                (452,550)           --
                                                                                  --
Net cash used in investing activities                         (452,550)           --
                                                          ------------    ------------

Cash Flows from Financing Activities
   Advances from officer/Stockholder                            10,000            --
   Proceeds from notes payable                               2,803,355            --
                                                          ------------    ------------
Net cash provided by financing activities                    2,813,355            --
                                                          ------------    ------------

Increase (Decrease) in Cash                                    (13,385)           --

Cash at beginning of period                                     17,885            --
                                                          ------------    ------------

Cash at end of period                                     $      4,500            --
                                                          ============    ============

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                           $    166,286            --
                                                          ============    ============
     Income taxes paid for the year                       $       --              --
                                                          ============    ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                                                             5

                        Green Power Energy Holdings Corp.
                   Notes to Consolidated Financial Statements
                     February 29, 2004 and February 28, 2003


Note A - Organization and Description of Business

Green Power Energy Holdings Corp. (GPEH Corp or Company) was incorporated under the Laws of the State of Texas in February 2001 as Dr. Owl Online, Inc. The initial business plan of Dr. Owl Online, Inc. (Dr. Owl) was to design internet websites promoting early childhood educational development. Although development began, the websites were never operational and were discontinued concurrent with a change in control transaction in April 2003.

Dr. Owl Online, Inc. was the subject of a Securities Exchange Agreement, dated April 17, 2003 (Exchange Agreement). Prior to consummating the Exchange Agreement, Dr. Owl effected a five-for-two forward-split of its common stock, As part of the Exchange Agreement, 100% of the shares owned by the Dr. Owl's then-controlling Stockholder were surrendered to the Dr. Owl and cancelled for the payment of approximately $38,000. After implementation of the five- for-two forward split and cancellation of the then-controlling Stockholder's shares and immediately prior to the Exchange Agreement, there were 5,142,500 shares of Dr. Owl's common stock issued and outstanding. Pursuant to the Exchange Agreement, Dr. Owl issued 15,000,000 shares of unregistered, restricted common stock to the stockholders of GPEH Corp., representing approximately 74% of the Company's issued and outstanding common stock following the transaction, in exchange for 100% of the outstanding capital stock of GPEH Corp. The effect of all of these transactions are presented in the accompanying financial statements as of the first day of the first period presented.

As a result of the Exchange Agreement, GPEH Corp. became a wholly-owned subsidiary, with Green Power Kenansville, LLC being a wholly-owned subsidiary of GPEH Corp. Effective May 2, 2003, Dr. Owl was reincorporated in the State of Delaware and changed its corporate name to Green Power Energy Holdings Corp.

All  of  our  business   operations  are  conducted   through  our  wholly-owned
subsidiary,   GPEH  Corp.,   and  its  wholly-owned   subsidiary,   Green  Power
Kenansville, LLC.

The Company is a generator and wholesaler of electric power to electric utilities serving the retail electric market. The Company currently owns and operates a 38-megawatt cogeneration facility in Kenansville, North Carolina, which has governmental permits to burn a variety of fuels. The Company's operating facility commenced commercial operation in 1986 and has been in operation continuously since that time. It is located on a 10-acre site and consists of a fuel storage yard, fuel handling system, two Foster Wheeler boilers, a General Electric turbine generator, and various ancillary and support equipment, including a steam line to the adjacent textile mill. Although coal was the only fuel used prior to the Company's acquisition of the facility, the facility has been using a combination of coal, tire-derived fuels and wood products in the generation of electricity and steam.


Note B - Preparation of Financial Statements

The acquisition of GPEH Corp. and its subsidiaries on April 17, 2003 by Dr. Owl effected a change in control and was accounted for as a "reverse acquisition" whereby GPEH Corp. was the accounting acquiror for financial statement purposes. Accordingly, the historical financial statements of the Company are those of GPEH Corp. and subsidiaries from it's inception and those of the consolidated entity subsequent to the April 17, 2003 transaction date.

The Company and its subsidiaries follow the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and have adopted a year-end of May 31 for all entities.

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

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note B - Preparation of Financial Statements - Continued

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended May 31, 2003. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending May 31, 2004.

The accompanying consolidated financial statements include the accounts of Green Power Energy Holdings Corp. (formerly Dr. Owl Online, Inc.) and its predecessor, Green Power Energy Holdings, LLC for the nine months ended February 29, 2004 and February 28, 2003 and those of its 100%-owned subsidiary, Green Power Kenansville, LLC (formerly Cogentrix Eastern Carolina, LLC) for nine months ended February 29, 2004 and for the period from September 12, 2002 (date of acquisition) through February 29, 2003. All material intercompany transactions have been eliminated in consolidation.


Note C - Going Concern Uncertainty

The Company has experienced cumulative operating losses since it's inception through February 29, 2004 and continues to consume cash in operating activities.

The Company's liquidity has been sustained through the sale of equity securities, restricted and unrestricted, domestically and in international markets. Further, significant working capital advances have been made by members of management or by entities owned or controlled by members of management.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

Because of the Company's lack of positive cash flows, the Company's continuance is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note C - Going Concern Uncertainty - Continued

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdraft positions may occur from time to time due to the timing of making bank deposits and releasing checks, in accordance with the Company's cash management policies.

2.   Accounts receivable and Revenue Recognition
     -------------------------------------------

     In the normal course of business, the Company extends unsecured credit to virtually all of its customers which are located in the State of North Carolina. Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

     The Company provides all electricity and steam generated to the delivery or grid point designated by its customer. Revenue is recognized by the Company at the point at which the provided commodity is measured by metering and delivered to the purchasing customer at a fixed price, collection is reasonably assured, the Company has no remaining performance obligations and no right of return by the purchaser exists.

3.   Inventory
     ---------

     Inventories consist of coal and other fuels to be consumed in the electric and steam generation process. Inventories are valued at the lower of cost or market using the first-in, first-out method.

4.   Property, plant and equipment
     -----------------------------

     Property and equipment are recorded at historical cost. These costs are depreciated over the estimated useful lives of the individual assets using the straight-line method, generally three to twenty-five years.

     Gains and losses from disposition of property and equipment are recognized as incurred and are included in operations.

5.   Organization costs
     ------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start- Up Activities" whereby all organization and initial costs incurred with the incorporation and recapitalization and reverse acquisition activities of the Company were charged to operations as incurred.

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note D - Summary of Significant Accounting Policies - Continued

6.   Goodwill and other intangible assets
     ------------------------------------

     Goodwill and other intangible assets, where appropriate, are amortized over the estimated useful life of the underlying asset using the straight-line method.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For each of the periods ended February 29, 2004 and February 28, 2003, no charges to operations were made for impairments in the future benefit of goodwill or other intangible assets.

7.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At February 29, 2004 and February 28, 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of February 29, 2004 and February 28, 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

8.   Advertising costs
     -----------------

     The Company does not conduct any direct response advertising activities. For non-direct response advertising, the Company charges the costs of these efforts to operations at the first time the related advertising is published.

9.   Income (Loss) per share
     -----------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common Stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

10.  Tipping fees
     ------------

     Revenues from tipping fees are recognized as the related materials (waste wood and shredded tires) are received and consumed. The tipping fees related to all such materials not yet consumed will be treated as deferred income.

11.  Emission allowances
     -------------------

     Revenues from emission allowances are recognized when the NOx monitoring period for each year has expired and the Company's repurchase obligation, if any, is known with certainty.

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note D - Summary of Significant Accounting Policies - Continued

12.  Environmental remediation and compliance
     ----------------------------------------

     Environmental remediation and compliance costs are accrued based on estimates of known environmental exposures. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Concentrations of Credit Risk

The Company and its subsidiary maintain their respective cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company and its subsidiaries are entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. During the nine months ended February 29, 2004 and February 28, 2003, respectively, and for each of the years ended May 31, 2003 and 2002, respectively, the companies had deposits in financial institutions at various times for varying lengths of time with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses to date as a result of any of these unsecured situations.


Note G - Concentrations

The Company currently has only two customers. The loss of either customer could have a severe impact on the Company's future operations and viability. The Company has contracts for the sale of steam and electricity through 2012.


Note H - Environmental Regulations

The Company's daily operations include activities which are subject to federal and state environmental regulations. Compliance with these regulations has not had, nor does management expect such compliance to have, any material effect on expected capital expenditures, net income, financial position or competitive position of the Company. The Company believes its current practices and procedures comply with the applicable regulations

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note I - Related Party Transactions

Prior to April 15, 2003, MIG, LLC (MIG) advanced the Company approximately $500,000 for working capital purposes. This amount was non-interest bearing but interest has been accrued through April 15, 2003 at an annual rate of 12%. This accrual may be converted to a capital contribution at some later date. MIG advanced an additional $400,000 in April 2003 and the entire $900,000 advance has been replaced with a formal promissory note described in a subsequent footnote.

In  April   2003,   the   Company   issued  a  $100,000   note   payable  to  an
officer/Stockholder for services.

In May 2003, the Company borrowed $40,000 from an officer/Stockholder.

In May 2003, the Company paid an officer/Stockholder $18,000 for rental of machinery and equipment.

The Company's primary legal counsel is also an officer of the Company. During 2003, the Company incurred approximately $350,000 for the legal services of his firm with respect to formation of the Company, negotiation of long- term supply contracts, customer contracts and leases, acquisition of the subsidiary, arrangements for long-term financing, etc. Although some or all of these legal services may benefit the Company in future years, there is no assurance of this result, and therefore management has elected to record the entire $350,000 as current expense. None of this amount had been paid at May 31, 2003, or subsequent thereto, and no interest has been accrued on this debt.


Note J - Asset Acquisition and Debt Discount

In September 2002, the Company acquired Cogentrix Eastern Carolina, LLC from its parent corporation, Cogentrix of North Carolina, Inc. (Cogentrix). The purchase method was used to account for the acquisition and the purchase price was allocated as follows:

         Cash                             $  538,772
         Receivables                          80,285
         Inventory                           347,541
         Prepaid expenses                     30,436
         Property and equipment            5,752,395
         Other assets                        342,039
         Liabilities assumed                (151,656)
                                          ----------

         Net acquisition cost             $6,939,812
                                          ==========

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


Note K - Start-up and Merger Expenses

The Company incurred legal, consulting and other costs related to its initial business investigation, feasibility studies, investigation of possible supply sources and financing opportunities, and general contract review as well as the initial organizational activities. These costs totaled approximately $390,000 and were charged to operations as incurred, pursuant to the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note K - Start-up and Merger Expenses - Continued

The Company incurred legal, accounting, consulting and other costs related to the reverse acquisition between Dr. Owl and GPEH Corp. These costs totaled approximately $640,000 and were charged to operations as incurred, pursuant to the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities".


Note L - Notes Payable and Long-term Debt

In August 2003, Green Power Energy Holdings Corp. (the "Company") completed a debt financing resulting in aggregate gross proceeds of approximately
$3,400,000. In connection with this financing, the Company entered into financial advisory agreements with Davis Financial Incorporated of Huntersville, North Carolina ("Davis") and Financial Management Inc. of Little Rock, Arkansas ("FMI"). As part of its advisory fees, Davis received 100,000 shares of restricted common stock and FMI received 10,000 shares of restricted common stock. Participants in the debt financing also received warrants to purchase an aggregate of 850,000 shares of the Company's common stock at an exercise price of $1.00 per share and exercisable for a period of two years. As of February 29, 2004, and subsequent thereto, none of the warrants have been exercised. The above referenced debt obligation was repaid in February 2004 and required a total payoff of $3,867,637. Proceeds from the Company's loan transaction with Hudson United Bank, as described below, were used to satisfy this debt obligation.

In March 2004, the Company entered into new agreements with Davis and FMI pursuant to arranging up to an additional $1,500,000 debt financing. The indebtedness accrues interest at the rate of 15% per annum and is due and payable in March 2005, unless otherwise extended at the discretion of the Company for an additional 12 month period. The proceeds of the debt financing were used to fund activities necessary to increase supplies of wood, tire and coal fuels to its Kenansville, North Carolina power plant as well as to enable the Company to participate in the operation of a wood processing transfer station at Sparrows Point in Baltimore, Maryland.

Participants in the debt financing also received an aggregate of 375,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share and exercisable for a period of three years. As part of the compensation arrangements with Davis and FMI, each of said advisors received warrants to purchase 100,000 shares of the Company's common stock on terms identical to those set forth in the warrants granted to participants in the offering.

Other Financings
----------------

On December 31, 2003, the Company's wholly-owned subsidiary, Green Power Kenansville LLC ("GPK"), entered into a $3,000,000 secured short-term loan ("Bridge Loan") with Silver Queen Capital. The net proceeds of approximately $2,737,900 from the Bridge Loan were used to pay Cogentrix almost all of the remaining balance due under the Company's purchase contract for its 38 MW cogeneration facilities located in Kenansville, North Carolina.

On February 4, 2004,  GPK closed an  $11,000,000  secured  term loan with Hudson
United Bank (Hudson Loan). The Hudson Loan is scheduled to be repaid over 32 quarterly payments of principal and interest. The interest rate is calculated at 90-Day LIBOR + 450 basis points. The interest rate as of the date of these financial statements is 5.65%. Of the net proceeds from the Hudson Loan, $100,000 was used to pay Cogentrix the remaining balance due under the Company's purchase contract for its 38 MW cogeneration facilities located in Kenansville, North Carolina. The remaining net proceeds of approximately $10,782,000 were used to repay the indebtedness owed to investors in the August 2003 debt financing and the Bridge Loan, and to pay legal fees, bank fees, debt reserves, and other closing costs associated with the transaction.

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note M - Income Taxes

The components of income tax expense (benefit) for the nine months ended February 29, 2004 and February 28, 2003, respectively, are as follows:

                                                      Nine months    Nine months
                                                         ended         ended
                                                     February 29,   February 28,
                                                         2004           2003
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of February 29, 2004, the Company has a net operating loss carryforward to offset future taxable income. Subject to current regulations, components of this carryforward began to expire in future periods. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the nine months ended February 29, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                                 Nine months    Nine months
                                                                   ended          ended
                                                                February 29,   February 28,
                                                                    2004           2003
                                                                ------------   ------------
     Statutory rate applied to earnings before income taxes     $ (1,428,000)
     Increase (decrease) in income taxes resulting from:
       State income taxes                                               --             --
       Deferred income taxes                                            --             --
       Effect of incremental tax brackets and the
         application of business tax credits                       1,428,000           --
                                                                ------------   ------------

     Income tax expense                                         $       --             --
                                                                ============   ============

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note N - Common Stock Transactions

In April 2003, Green Power Energy Holdings, LLC was converted into a regular corporation and merged with Dr. Owl Online, Inc., a publicly-held corporation which had no significant assets or business operations.

Dr. Owl Online, Inc. was the subject of a Securities Exchange Agreement, dated April 17, 2003 (Exchange Agreement). Prior to consummating the Exchange Agreement, Dr. Owl effected a five-for-two forward-split of our common stock. As part of the Exchange Agreement, 100% of the shares owned by the Dr. Owl's then-controlling Stockholder were surrendered to the Dr. Owl and cancelled for consideration of approximately $38,654. After implementation of the five-for-two forward split and cancellation of the then-controlling Stockholder's shares and immediately prior to the Exchange Agreement, there were 5,142,500 shares of Dr. Owl's common stock issued and outstanding. Pursuant to the Exchange Agreement, the Dr. Owl issued 15,000,000 shares of unregistered, restricted common stock to the stockholders of GPEH Corp., representing approximately 74% of the Company's issued and outstanding common stock following the transaction, in exchange for 100% of the outstanding capital stock of GPEH Corp.

The cost of the common stock redeemed by the then-controlling Stockholder exceeded the related par value and additional paid-in capital accounts of Owl by $18,654. This amount was recorded as goodwill, evaluated for impairment and charged off as current expense.


Note O - Stock Option Plan and Profit Sharing Plan

The Company has adopted a 401(k) profit-sharing plan that covers all employees over the age of 21 who have completed one-half year of service, as defined. The service and age requirements were waived for all otherwise eligible employees employed on December 31, 2002. Employees may elect to defer up to the maximum percentage of salary allowed by law. The Company may also make discretionary matching contributions, determined annually. The matching contribution for the Fiscal Year ended May 31, 2003 was $16,866.

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


Note P - Commitments and Contingencies

Operating leases
----------------

The Company has various operating leases, as follows:

Ground lease for plant - $1 per year through March 2012, with automatic renewals for one additional ten-year period and one additional five-year period, unless otherwise agreed to in writing by both parties. The property is leased from Guilford Mills, Inc., a purchaser of steam generated by the Company's facility.

Railroad track lease - $9,000 per year through September 2003, with automatic annual renewals, unless terminated in writing by either party. Upon renewal, the annual lease cost will be increased by an amount based on a Consumer Price Index formula.

Railroad land lease - $1,740 per year through September 2003, with automatic annual renewals, unless terminated in writing by either party.

                        Green Power Energy Holdings Corp.
             Notes to Consolidated Financial Statements - Continued
                     February 29, 2004 and February 28, 2003


Note P - Commitments and Contingencies - Continued

Operating leases - continued
----------------------------

The Company has an exclusive electricity sales contract with Progress Energy Carolinas, Inc. which expires in December 2012. The contract provides for various energy and capacity rates and specifies an annual maximum of energy to be purchased. This contract requires the Company to pay a monthly facilities charge of $20,730.

The Company had a purchase agreement for coal of a specified quality through November 2003. The agreement establishes minimum and maximum monthly purchases. The Company also agreed to pay certain costs of a coal procurement service and a fee for coal purchases from suppliers obtained by the procurement service.

The future minimum obligations under the terms of these leases and contracts for the next five years are as follows:


                          Year ending
                            May 31,       Amount
                          -----------   ----------
                             2004       $  424,841
                             2005          248,761
                             2006          248,761
                             2007          248,761
                             2008          248,761
                                        ----------

                            Total       $1,419,885
                                        ==========

Sales commitments
-----------------

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

The Company also has a tire-derived fuel (TDF) supply agreement which provides for a "tipping fee" of $15 per ton. This agreement continues through 2013 with an option to renew for an additional ten-year period. Under the terms of the Company's facility land lease, it is required to remove all improvements, including machinery and equipment, at the end of the lease term. Management believes that the cost to remove these items cannot be accurately estimated at this time, but should not exceed the salvage value that would be realized from the machinery and equipment.

Environmental concerns and contingencies
----------------------------------------

In 2003, under Laws in place at the time, the Company received from the Environmental Protection Agency (EPA) certain "emission allowances" for the years 2004-2008 with respect to the nitrous oxide (NOx) emitted by its power generation plant in excess of the base levels set by the EPA. The Company expects that it will be able to operate below the EPA's base NOx levels in those years and, therefore, sold its emission allowances to other power companies for approximately $1,300,000 during the year ended May 31, 2003 and $400,000 in June 2003. If the Company exceeds the base NOx levels in future years, it may have to repurchase some or all of these allowances or to acquire NOx abatement equipment.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

(13)   Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations, Liquidity and Capital Resources or Plan of Operation

General

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

In December 2003, we entered into a five year contract with Norfolk Southern Railroad (N/S) to rail the fuels to the Kenansville Facility. The N/S contract not only has set cost for transportation and delivery from Sparrows Point, Maryland to the plant's fuel yard in Kenansville, North Carolina, but also has provisions for fuel deliveries from potential sites throughout the eastern United States.

Along with our efforts to source transfer stations, we continue to evaluate the purchase of another North Carolina power plant that would be fueled by a future transfer station. As of the date of this filing, no definitive agreements or understandings have been reached regarding the terms and conditions of any additional acquisitions.

We follow the accrual basis of accounting in accordance with generally accepted accounting principles and have a year- end of May 31.

Results of Operations

Green Power Energy Holdings Corp. was originally organized on May 20, 2002. Our revenues for the nine and three months ended February 29, 2004 were approximately $2,732,000 and $524,000. The Company experiences seasonal demand for power generation and the quarter from December 1, 2003 through February 29, 2004 is a traditionally low sales period.

For the nine month periods ended February 29, 2004, we experienced a net loss of approximately $4,200,000, principally as a result of the conversion of the plant to mixed fuel use, startup costs and merger expenses. Through November 2003, we installed new fuel feeding equipment at our Kenansville power plant facility and biomass fuel is being transported and delivered from Sparrows Point, Maryland to the Kenansville power plant's fuel yard by rail. The plant is currently operating on biomass and alternative fuels continuously.

Liquidity and Capital Resources

At February 29, 2004, we had approximately $4,500 in cash and cash equivalents as compared to $18,000 at May 31, 2003. To date, we continue to experience negative cash flows from operating activities. If our revenues and our spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if we achieve profitability, we may not sustain or increase such profitability on a quarterly or annual basis in the future.

In August 2003, Green Power Energy Holdings Corp. (the "Company") completed a debt financing resulting in aggregate gross proceeds of approximately
$3,400,000. In connection with this financing, the Company entered into financial advisory agreements with Davis Financial Incorporated of Huntersville, North Carolina ("Davis") and Financial Management Inc. of Little Rock, Arkansas ("FMI"). As part of its advisory fees, Davis received 100,000 shares of restricted common stock and FMI received 10,000 shares of restricted common stock. Participants in the debt financing also received warrants to purchase an aggregate of 850,000 shares of the Company's common stock at an exercise price of $1.00 per share and exercisable for a period of two years. As of February 29, 2004, and subsequent thereto, none of the warrants have been exercised. The above referenced debt obligation was repaid in February 2004 and required a total payoff of $3,867,637. Proceeds from the Company's loan transaction with Hudson United Bank, as described below, were used to satisfy this debt obligation.

In March 2004, the Company entered into new agreements with Davis and FMI pursuant to arranging up to an additional $1,500,000 debt financing. The indebtedness accrues interest at the rate of 15% per annum and is due and payable in March 2005, unless otherwise extended at the discretion of the Company for an additional 12 month period. The proceeds of the debt financing were used to fund activities necessary to increase supplies of wood, tire and coal fuels to its Kenansville, North Carolina power plant as well as to enable the Company to participate in the operation of a wood processing transfer station at Sparrows Point in Baltimore, Maryland.

Participants in the debt financing also received an aggregate of 375,000 warrants to purchase shares of the Company's common stock at an exercise price of $1.00 per share and exercisable for a period of three years. As part of the compensation arrangements with Davis and FMI, each of said advisors received warrants to purchase 100,000 shares of the Company's common stock on terms identical to those set forth in the warrants granted to participants in the offering.

Other Financings
----------------

On December 31, 2003, the Company's wholly-owned subsidiary, Green Power Kenansville LLC (GPK), entered into a $3,000,000 secured short-term loan (Bridge
Loan) with Silver Queen Capital. The net proceeds of approximately $2,737,900 from the Bridge Loan were used to pay Cogentrix Eastern Carolina Corporation (Cogentrix) almost all of the remaining balance due under the Company's purchase contract for its 38 MW cogeneration facilities located in Kenansville, North Carolina.

On February 4, 2004,  GPK closed an  $11,000,000  secured  term loan with Hudson
United Bank (Hudson Loan). The Hudson Loan is scheduled to be repaid over 32 quarterly payments of principal and interest. The interest rate is calculated at 90-Day LIBOR + 450 basis points. The interest rate as of the date of our accompanying financial statements is approximately 5.65%. Of the net proceeds from the Hudson Loan, $100,000 was used to pay Cogentrix the remaining balance due under the Company's purchase contract for its 38 MW cogeneration facilities located in Kenansville, North Carolina. The remaining net Hudson Loan proceeds of approximately $10,782,000 were used to repay the indebtedness owed to investors in the August 2003 debt financing and the Bridge Loan, and to pay legal fees, bank fees, debt reserves, and other closing costs associated with the transaction.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of Stockholders during the reporting period.

Item 5 - Other Information

Effective March 1, 2004, the Board of Directors of the Company appointed Brian Morrison as Vice President and Chief Financial Officer to replace Moez Nagji who resigned from said positions with the Company on said date. Mr. Nagji remains a director of the Company and will continue to perform financial and technical functions under the direction of Wayne Coverdale, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Morrison will receive annual compensation of $120,000. In addition, Mr. Morrison received an aggregate restricted stock grant of one million shares of the Company's common stock to be issued in the amount of 250,000 shares over the four quarters beginning on March 1, 2004.




                (Remainder of this page left blank intentionally)

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
   --------
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Executive Officer
     31.2 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 - Chief Financial Officer
     32.1      Certification  pursuant to Section 906 of  Sarbanes-Oxley  Act of
               2002.


   Reports on Form 8-K
   -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Green Power Energy Holdings Corp.

Dated: May 19, 2004                                  /s/ Wayne Coverdale
       ------------                            ---------------------------------
                                                                 Wayne Coverdale
                                                             Chairman, Director,
                                                         Chief Executive Officer